Form 10-Q
period 2006-06-30
Spheris Inc.
filed 2006-08-14
CIK 1355804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
COMMISSION FILE NUMBER: 333-132641
SPHERIS INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1805254
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

720 Cool Springs Boulevard, Suite 200	37067
Franklin, Tennessee	(Zip Code)
(Address of principal executive offices)
(615) 261-1500
(Registrant’s telephone number, including area code)
Not applicable.
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 11, 2006, 100% of Spheris Inc.’s common stock outstanding was owned by Spheris Holding II, Inc., its sole stockholder.

SPHERIS INC.

QUARTERLY REPORT ON FORM 10-Q

We are a Delaware corporation. Our former parent company, Spheris Holdings LLC (“Holdings”), was formed on July 31, 2001. On August 17, 2001, Holdings was funded by institutional and individual investors and purchased 100% of our outstanding stock from an unrelated third party. On June 18, 2003, we acquired all of the outstanding stock of EDiX Corporation (“EDiX”) from IDX Systems Corporation. On November 5, 2004, Spheris Holding, Inc. (“Spheris Holding”), an indirect subsidiary of Spheris Holding III, Inc. (“Spheris Holding III”), a company owned by affiliates of Warburg Pincus, LLC, TowerBrook Capital Partners, LLC (collectively the “Parent Investors”) and indirectly by certain members of our senior management team, acquired us from Holdings (the “November 2004 Recapitalization”). Subsequent to the November 2004 Recapitalization, Spheris Holding merged with and into us. On December 22, 2004, we acquired HealthScribe, Inc. (“HealthScribe”). On January 1, 2006, we merged EDiX, HealthScribe, and HealthScribe-Scribes Acquisition, Inc., a wholly-owned subsidiary of HealthScribe, into Spheris Operations Inc., a wholly-owned subsidiary of ours. On March 31, 2006, we acquired Vianeta Communications (“Vianeta”). Effective July 1, 2006, Spheris Operations Inc. was converted from a Tennessee corporation to a single member Tennessee limited liability company, and renamed Spheris Operations LLC (“Operations”).
We conduct our operations through our direct and indirect wholly-owned subsidiaries: Operations, Spheris Leasing LLC, Spheris Canada Inc., Spheris, India Private Limited (“SIPL”), and Vianeta.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Spheris Inc.
Financial Statements
For the Quarterly Period Ended June 30, 2006

Spheris Inc.
Condensed Consolidated Balance Sheets
(Amounts in Thousands)

	(Unaudited)
	June 30, 2006	December 31, 2005
Assets
Current assets
Unrestricted cash and cash equivalents	$7,320	$7,339
Restricted cash	876	1,320
Accounts receivable, net of allowance of $932 and $929, respectively	32,411	30,715
Deferred taxes	2,010	1,374
Other current assets	2,418	2,389

Total current assets	45,035	43,137

Property and equipment, net	8,503	9,152
Internally generated software, net	7,394	8,153
Customer contracts, net	37,940	45,799
Goodwill	219,300	211,116
Other noncurrent assets	3,438	2,929

Total assets	$321,610	$320,286

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,192	$3,030
Accrued wages and benefits	16,230	14,094
Current portion of long-term debt	750	750
Current portion of capital lease obligations	128	221
Other current liabilities	6,756	4,798

Total current liabilities	26,056	22,893

Long-term debt, net of current portion	194,006	195,702
Capital lease obligations, net of current portion	66	105
Deferred tax liabilities	7,869	10,375
Other long-term liabilities	456	524

Total liabilities	228,453	229,599

Common stock, $0.01 par value, 100 shares authorized, 10 shares issued and outstanding	—	—
Other comprehensive income	(176)	(89)
Contributed capital	110,559	102,301
Accumulated deficit	(17,226)	(11,525)

Total stockholders’ equity	93,157	90,687

Total liabilities and stockholders’ equity	$321,610	$320,286

See accompanying notes.

Spheris Inc.
Condensed Consolidated Statements of Operations
(Unaudited and Amounts in Thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Net revenues	$52,335	$53,059	$104,308	$106,403

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	38,493	39,251	77,294	78,524
Marketing and selling expenses	1,487	1,316	2,765	2,902
General and administrative expenses	4,728	4,076	8,919	9,300
Depreciation and amortization	6,566	6,636	13,123	13,404

Total operating costs	51,274	51,279	102,101	104,130

Operating income	1,061	1,780	2,207	2,273

Interest expense, net of income	5,156	5,186	10,296	10,066
Other (income) expense	(5)	(20)	62	(55)

Net loss before income taxes	(4,090)	(3,386)	(8,151)	(7,738)

Benefit from income taxes	(1,303)	(1,505)	(2,450)	(3,160)

Net loss	$(2,787)	$(1,881)	$(5,701)	$(4,578)

See accompanying notes.

Spheris Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited and Amounts in Thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,701)	$(4,578)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,123	13,404
Write-off of acquired technology	412	—
Deferred taxes	(2,885)	(3,080)
Amortization of debt discounts and issuance costs	341	281
Other non-cash items	(10)	179
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(399)	(4,020)
Other current assets	(29)	(213)
Accounts payable	(993)	457
Accrued wages and benefits	2,072	1,061
Other current liabilities	(542)	(3,516)
Other noncurrent assets and liabilities	(1,756)	(619)

Net cash provided by (used in) operating activities	3,633	(644)

Cash flows from investing activities:
Purchases of property and equipment	(2,496)	(2,768)
Purchase of Vianeta, net of cash acquired	(8,199)	—

Net cash used in investing activities	(10,695)	(2,768)

Cash flows from financing activities:
Payments on debt and capital leases	(508)	(808)
Debt issuance costs	(449)	—
Capital contributions	8,000	350

Net cash provided by (used in) financing activities	7,043	(458)

Net decrease in unrestricted cash and cash equivalents	(19)	(3,870)
Cash and cash equivalents, at beginning of period	7,339	6,051

Cash and cash equivalents, at end of period	$7,320	$2,181

See accompanying notes.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Organization and Operations
On August 17, 2001, Spheris Holdings LLC (“Holdings”), entered into an agreement whereby institutional and individual investors funded Holdings for the purpose of acquiring Spheris Inc. (“Spheris”). On that same date, Holdings entered into a separate agreement whereby Holdings purchased 100% of the outstanding stock of Spheris from Medscape Enterprises, Inc. During 2003, Holdings obtained additional funding from external creditors and existing investors to fund the purchase of EDiX Corporation (“EDiX”). On December 22, 2004, Spheris acquired ownership of HealthScribe, Inc. and its subsidiaries (“HealthScribe”). On January 1, 2006, EDiX, HealthScribe and HealthScribe-Scribes Acquisition, Inc., a wholly-owned subsidiary of HealthScribe, were merged into Spheris Operations Inc., a wholly-owned subsidiary of Spheris. On March 31, 2006, Spheris acquired Vianeta Communications (“Vianeta”). See Note 2 below. Effective July 1, 2006, Spheris Operations Inc. was converted from a Tennessee corporation to a single member Tennessee limited liability company, and renamed Spheris Operations LLC (“Operations”).
Spheris and its direct or indirect wholly-owned subsidiaries: Operations, Spheris Leasing LLC, Spheris Canada Inc., Spheris, India Private Limited (“SIPL”) and Vianeta (sometimes referred to collectively as the “Company”), provide medical record transcription and related services to approximately 500 health systems, hospitals and group medical practices located throughout the United States. The Company receives medical dictation in digital format from subscribing physicians, transcribes the dictation into text format, stores specific data elements from the records, then transmits the completed medical record to the originating physician in the prescribed format. As of June 30, 2006, the Company employed approximately 5,500 skilled medical transcriptionists (“MTs”) in the U.S., Canada and India. Approximately 2,000 of these MTs are located in the Company’s two facilities in India, making the Company one of the largest global providers of medical transcription technology and services.
Reporting Unit and Principles of Condensed Consolidation
For all periods presented in the accompanying interim condensed financial statements and footnotes, Spheris is the reporting unit. All dollar amounts shown in these financial statements and tables in the notes are in thousands unless otherwise noted. The condensed consolidated financial statements include the financial statements of Spheris, including its direct or indirect wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Recent Accounting Pronouncements
FIN 48. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides additional guidance for financial statement recognition of tax positions taken in tax returns. The interpretation is effective for fiscal years beginning after December 15, 2006. Management does not anticipate that the guidance in the interpretation will have a material affect on the Company’s consolidated financial position or results of operations.
SFAS No. 123(R). In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes Accounting Principals Board No. 25 and requires companies to recognize compensation expense, using a fair-value based method, for costs related

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
to share-based payments, including stock options. SFAS No. 123(R) was effective in the first annual reporting period beginning after December 15, 2005. Under SFAS No. 123(R), the Company is required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at the date of adoption. The Company adopted SFAS No. 123(R) on January 1, 2006. However, as further discussed in Note 7, all share-based payments received by the Company’s employees, non-employee directors and other designated persons providing substantial services to the Company are based on equity instruments issued by the Company’s indirect parent, Spheris Holding III, Inc. (“Spheris Holding III”). The adoption of SFAS No. 123(R) has not had a material impact on the Company’s consolidated financial position or results of operations during the first six months of 2006.
2. Vianeta Acquisition
Operations, a wholly-owned subsidiary of Spheris, Spheris Merger Sub, Inc. (“Merger Sub”), an indirect wholly-owned subsidiary of Spheris formed for the purpose of being a party to the Merger (as defined below), and Spheris Holding III, an indirect parent of Spheris, entered into an Agreement and Plan of Merger (the “Agreement”) on December 13, 2005 with Vianeta and certain of its principal shareholders, whereby Merger Sub would merge with and into Vianeta, with Vianeta surviving as a wholly-owned subsidiary of Operations (the “Merger”). The Merger was consummated on March 31, 2006.
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
An initial purchase price of $10.4 million, including transaction costs of $0.2 million, was allocated to the assets and liabilities acquired based on estimated fair values as of March 31, 2006. These assets and liabilities were reflected in the accompanying condensed consolidated balance sheet as of March 31, 2006, including allocations of $8.4 million to goodwill and $1.3 million to internally generated software. The preliminary purchase price allocation is subject to revision as target objectives are met and additional information becomes available. As of June 30, 2006, $0.5 million was included as a component of the Company’s restricted cash and current liabilities as a result of the Vianeta acquisition. Additionally, $0.3 million of the purchase price was assigned to the estimated fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative use. In accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” this amount was immediately expensed in the Company’s condensed consolidated statement of operations upon the acquisition date. This charge is reflected in direct costs of revenues in the accompanying condensed consolidated statement of operations for the six-month period ended June 30, 2006.
3. Customer Contracts
The Company assigned a value to customer contracts in connection with its November 2004 Recapitalization and HealthScribe acquisition, both completed in 2004. Additionally, the Company assigned a value of $0.1 million for customer contracts acquired in connection with the Vianeta acquisition consummated on March 31, 2006. These contracts are being amortized over an expected life of four to five years.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
The components of the Company’s customer contracts were as follows (in thousands):

	June 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer contracts	$63,864	$(25,924)	$63,754	$(17,955)
Amortization expense for customer contracts for the three and six months ended June 30, 2006 and 2005 was $4.0 million and $8.0 million, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

2006 (remainder)	$8,053
2007	15,966
2008	13,921
2009	—
2010	—
4. Other Comprehensive Loss
Other comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(2,787)	$(1,881)	$(5,701)	$(4,578)
Foreign currency translation gain (loss)	(203)	67	(87)	159

Comprehensive loss	$(2,990)	$(1,814)	$(5,788)	$(4,419)

5. Restructuring and Termination Benefits
During 2004, in connection with the HealthScribe acquisition, the Company approved a plan of restructuring to eliminate redundant positions for the newly combined company, including the payment of up to $1.8 million of severance to impacted employees. The following table summarizes the activity of the 2004 restructuring and termination plan as the result of the HealthScribe acquisition for the six months ended June 30, 2006 (in thousands):

2004
HealthScribe
Acquisition Plan
Balance, December 31, 2005	$526

Additions	—
Payments	(526)

Balance, June 30, 2006	$—

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
6. Debt
Outstanding debt obligations of the Company at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
2004 Senior Facility, with fixed quarterly principal payments and unpaid balance due November 2010; interest payable periodically at variable rates. The interest rate was 9.11% and 8.2%, respectively, at June 30, 2006 and December 31, 2005	$72,307	$74,110
11.0% Senior Subordinated Notes, principal due at maturity in December 2012; interest payable semi-annually in June and December	122,449	122,342

	194,756	196,452
Less: Current portion of long-term debt obligations	(750)	(750)

Long-term portion of total debt obligations	$194,006	$195,702

2004 Senior Facility
During November 2004, the Company entered into a $100.0 million credit facility, consisting of a $75.0 million term loan facility and a $25.0 million revolving credit facility (the “2004 Senior Facility”). The 2004 Senior Facility bears interest at prime or Eurodollar rates, at the Company’s option, plus an applicable margin based on pricing criteria established in the 2004 Senior Facility agreement. The 2004 Senior Facility also charges 0.25% per annum on unused revolver commitment amounts. Interest on borrowings under the 2004 Senior Facility is due on applicable Interest Payment Dates (as defined in the 2004 Senior Facility agreement), or may be converted into revolving loan borrowings until the revolving credit maturity date on November 5, 2009. The 2004 Senior Facility debt obligation in the accompanying condensed consolidated balance sheets includes accrued interest of $1.6 million at December 31, 2005. No accrued interest was outstanding under the 2004 Senior Facility at June 30, 2006. Principal payments on the term loan facility are payable quarterly through maturity of the 2004 Senior Facility on November 5, 2010. Available borrowings under the revolver portion of the 2004 Senior Facility are reduced by letters of credit issued under the 2004 Senior Facility. At June 30, 2006, the Company had one letter of credit outstanding under the 2004 Senior Facility for a total of $1.6 million. The Company’s total capacity for borrowings under the revolver portion of the 2004 Senior Facility was $23.4 million during the second quarter of 2006. However, due to covenant restrictions, available borrowings under the revolver portion of the 2004 Senior Credit Facility were limited to $1.8 million at June 30, 2006.
In connection with the borrowings under the 2004 Senior Facility, the Company incurred $0.2 million and $2.1 million in debt issuance costs and debt discounts, respectively. During the third quarter of 2005, the Company amended certain of the financial covenants contained in the 2004 Senior Facility in an effort to provide sufficient flexibility for the Company to operate its business in continued compliance with its covenants. In connection with this amendment, the Company incurred $0.3 million of debt issuance costs. The remaining balance of the issuance costs at June 30, 2006 of $0.5 million, net of accumulated amortization, was reflected in other noncurrent assets on the accompanying condensed consolidated balance sheet and will continue to be amortized over the term of the debt. The remaining debt discount at June 30, 2006 of $1.6 million was reflected as a reduction in the carrying amount of the debt.
The 2004 Senior Facility is secured by substantially all of the Company’s assets and is guaranteed by the Company’s direct parent, Spheris Holding II, Inc., and all of the Company’s subsidiaries, except for SIPL. The 2004 Senior Facility contains restrictive covenants regarding certain financial covenants and other operational items as defined in the 2004 Senior Facility agreement, including restricting the Company’s ability to declare and pay dividends or other distributions to Holdings.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
As of June 30, 2006, the Company believes it was in compliance with the financial covenants in its 2004 Senior Facility agreement. As of and for the period ended June 30, 2006, the 2004 Senior Facility agreement required that the Company comply with the following financial covenants: a minimum interest coverage ratio test (currently 1.5 to 1.0), a capital expenditure test (currently not to exceed $13.5 million per year) and a maximum leverage ratio test (currently 6.25 to 1.0). These financial covenants will become more restrictive over time beginning in the third quarter of 2006. The Company is currently evaluating whether such additional restrictions and its anticipated future financial results will require the Company to amend the financial covenants for future periods or take other actions permitted by the 2004 Senior Facility agreement to maintain compliance with its existing financial covenants. Although the Company currently believes it will be able to obtain such an amendment or take other actions permitted by its 2004 Senior Facility agreement in the event the Company believes it necessary, there can be no assurance that the Company will be able to do so on terms that are acceptable to the Company or that the Company will remain in compliance with its financial covenants for future periods. In addition, if the Company defaults under any of its covenants, there can be no assurance that the Company will be able to obtain waivers or amendments that will allow the Company to operate its business in accordance with its plans.
Senior Subordinated Notes
On December 22, 2004, the Company issued $125.0 million of 11% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). These Senior Subordinated Notes bear interest at a fixed rate of 11.0% per annum. Interest is payable in semi-annual installments beginning on June 15, 2005 until maturity on December 15, 2012.
The Company incurred $1.7 million and $2.9 million in debt issuance costs and debt discounts, respectively, in connection with closing on the Senior Subordinated Notes. These costs are being amortized as additional interest expense over the term of the Senior Subordinated Notes. The remaining balance of the issuance costs at June 30, 2006 of $1.8 million, net of accumulated amortization, was reflected in other noncurrent assets on the accompanying condensed consolidated balance sheet. The remaining debt discount at June 30, 2006 of $2.6 million was reflected as a reduction in the carrying amount of the Senior Subordinated Notes.
The Senior Subordinated Notes are junior to the obligations of the 2004 Senior Facility, but are senior to general purpose credit obligations of the Company. The Senior Subordinated Notes are guaranteed by our domestic operating subsidiaries. These Senior Subordinated Notes contain certain restrictive covenants that place limitations on the Company regarding incurrence of additional debt, payment of dividends and other items as specified in the indenture governing the Senior Subordinated Notes. The Senior Subordinated Notes are redeemable at the option of the Company subject to certain prepayment penalties and restrictions as set forth in the indenture governing the Senior Subordinated Notes.
The Company completed the sale and issuance of the Senior Subordinated Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the registration rights agreement between the Company and the noteholders, the Company was required to use its reasonable best efforts to file, and cause to become effective, a registration statement with the Securities and Exchange Commission (“SEC”) to exchange the Senior Subordinated Notes for a new issuance of identical debt securities that have been registered under the Securities Act. The Company filed the registration statement with the SEC on March 22, 2006, and it became effective on May 10, 2006. The exchange offer was completed during June 2006.
7. Stockholders’ Equity
During November 2004, Spheris Holding III approved the establishment of the Spheris Holding III, Inc. Stock Incentive Plan for issuance of stock to employees, non-employee directors and other designated persons providing substantial services to the Company. Approximately 14.6 million shares have been authorized for issuance under this plan. Shares are subject to restricted stock agreements and typically vest over a four-year period. As of June 30, 2006, an aggregate of approximately 14.3 million shares of restricted stock were issued and outstanding under the plan. As these shares were issued for services to be provided to the Company, compensation expense of $30,000 and $59,000, respectively, was reflected in the accompanying condensed consolidated statements of operations for

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
the three and six months ended June 30, 2006 as compared to compensation expense of $8,000 and $16,000, for the three and six months ended June 30, 2005, respectively.
8. Income Taxes
Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities.
The Company currently benefits from federal and state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforwards available to reduce future taxable income were $101.3 million and $104.4 million at June 30, 2006 and December 31, 2005, respectively, and will begin to expire in 2007. The Company’s state net operating loss carryforwards at June 30, 2006 and December 31, 2005 were $71.6 million and $77.4 million, respectively, with a portion expiring annually. The Company’s utilization of these net operating loss carryforwards are limited due to ownership changes that resulted in connection with previous transactions. In accordance with the provisions of SFAS No. 109, the Company has recorded a valuation allowance to reduce its net deferred tax assets, including its net operating loss carryforwards, to the amount that is more likely than not to be realized. To the extent valuation allowance is released that was recorded as a result of earlier transactions, the offsetting credit will be recognized first as a reduction to goodwill, then to other intangible assets, and lastly as a reduction in the current period’s income tax provisions. As of June 30, 2006, the Company had recorded a reserve against the majority of its net operating loss carryforwards, resulting in a tax effected valuation allowance of $33.2 million that is reflected as a reduction of net deferred tax assets on the consolidated balance sheet. In addition, the Company has alternative minimum tax credits which do not have an expiration date and certain other federal tax credits that will begin to expire in 2014.
The Company recognized a $1.3 million and $2.5 million income tax benefit during the three and six months ended June 30, 2006, respectively, compared to a $1.5 million and $3.2 million income tax benefit during the same periods in 2005, respectively. The change in the total effective tax rate was due to changes in the expected utilization of net operating loss carryforwards, as well as the expiration of certain tax holidays at our facilities located in India.
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
Employment Agreements
The Company has employment agreements with certain members of senior management that provide for the payment to these persons of amounts equal to the applicable base salary, unpaid annual bonus and health insurance premiums over the applicable duration covered under the agreements in the event the employee’s employment is terminated without cause. The maximum unaccrued contingent liabilities under these agreements were $2.5 million and $2.3 million at June 30, 2006 and December 31, 2005, respectively.
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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
The following unaudited condensed consolidating schedules present condensed financial information of Spheris, the Guarantors and the Non-Guarantor as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005:
Condensed Consolidating Balance Sheet
(Unaudited and Amounts in Thousands)

	June 30, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Assets
Current assets
Unrestricted cash and cash equivalents	$—	$6,228	$1,092	$—	$7,320
Restricted cash	—	876	—	—	876
Accounts receivable, net of allowance	—	32,411	—	—	32,411
Intercompany receivables	64,419	33,312	6,761	(104,492)	—
Deferred taxes	—	2,010	—	—	2,010
Other current assets	33	2,211	174	—	2,418

Total current assets	64,452	77,048	8,027	(104,492)	45,035

Property and equipment, net	—	6,258	2,245	—	8,503
Internally generated software, net	—	7,394	—	—	7,394
Customer contracts, net	—	37,940	—	—	37,940
Goodwill	—	219,300	—	—	219,300
Investment in subsidiaries	305,285	—	—	(305,285)	—
Other noncurrent assets	1,694	1,461	283	—	3,438

Total assets	$371,431	$349,401	$10,555	$(409,777)	$321,610

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$1,787	$405	$—	$2,192
Accrued wages and benefits	—	14,085	2,145	—	16,230
Intercompany payables	33,312	71,180	—	(104,492)	—
Current portion of long-term debt	750	—	—	—	750
Current portion of capital lease obligations	—	128	—	—	128
Other current liabilities	610	5,999	147	—	6,756

Total current liabilities	34,672	93,179	2,697	(104,492)	26,056

Long-term debt, net of current portion	194,006	—	—	—	194,006
Capital lease obligations, net of current portion	—	66	—	—	66
Deferred tax liabilities	—	8,036	(167)	—	7,869
Other long-term liabilities	—	456	—	—	456

Total liabilities	228,678	101,737	2,530	(104,492)	228,453

Stockholders’ equity	142,753	247,664	8,025	(305,285)	93,157

Total stockholders’ equity	142,753	247,664	8,025	(305,285)	93,157

Total liabilities and stockholders’equity	$371,431	$349,401	$10,555	$(409,777)	$321,610

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Three Months Ended June 30, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$52,335	$4,055	$(4,055)	$52,335

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	38,865	3,683	(4,055)	38,493
Marketing and selling expenses	—	1,487	—	—	1,487
General and administrative expenses	25	4,703	—	—	4,728
Depreciation and amortization	—	6,373	193	—	6,566

Total operating costs	25	51,428	3,876	(4,055)	51,274

Operating income (loss)	(25)	907	179	—	1,061

Interest expense, net of income	3,942	1,216	(2)	—	5,156
Other (income) expense	—	36	(41)	—	(5)

Net income (loss) before income taxes	(3,967)	(345)	222	—	(4,090)

Provision for (benefit from) income taxes	(597)	(716)	10	—	(1,303)

Net income (loss)	$(3,370)	$371	$212	$—	$(2,787)

Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Three Months Ended June 30, 2005
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$53,059	$4,440	$(4,440)	$53,059

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	39,940	3,751	(4,440)	39,251
Marketing and selling expenses	—	1,316	—	—	1,316
General and administrative expenses	25	4,051	—	—	4,076
Depreciation and amortization	—	6,509	127	—	6,636

Total operating costs	25	51,816	3,878	(4,440)	51,279

Operating income (loss)	(25)	1,243	562	—	1,780

Interest expense, net of income	5,086	104	(4)	—	5,186
Other income	—	(16)	(4)	—	(20)

Net income (loss) before income taxes	(5,111)	1,155	570	—	(3,386)

Provision for (benefit from) income taxes	(1,717)	230	(18)	—	(1,505)

Net income (loss)	$(3,394)	$925	$588	$—	$(1,881)

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Six Months Ended June 30, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$104,308	$8,470	$(8,470)	$104,308

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	78,171	7,593	(8,470)	77,294
Marketing and selling expenses	—	2,765	—	—	2,765
General and administrative expenses	58	8,861	—	—	8,919
Depreciation and amortization	—	12,749	374	—	13,123

Total operating costs	58	102,546	7,967	(8,470)	102,101

Operating income (loss)	(58)	1,762	503	—	2,207

Interest expense, net of income	7,772	2,532	(8)	—	10,296
Other expense	—	44	18	—	62

Net income (loss) before income taxes	(7,830)	(814)	493	—	(8,151)

Provision for (benefit from) income taxes	(1,043)	(1,412)	5	—	(2,450)

Net income (loss)	$(6,787)	$598	$488	$—	$(5,701)

Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Six Months Ended June 30, 2005
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$106,403	$8,709	$(8,709)	$106,403

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	79,864	7,369	(8,709)	78,524
Marketing and selling expenses	—	2,902	—	—	2,902
General and administrative expenses	50	9,250	—	—	9,300
Depreciation and amortization	—	13,157	247	—	13,404

Total operating costs	50	105,173	7,616	(8,709)	104,130

Operating income (loss)	(50)	1,230	1,093	—	2,273

Interest expense, net of income	9,955	120	(9)	—	10,066
Other (income) expense	—	(70)	15	—	(55)

Net income (loss) before income taxes	(10,005)	1,180	1,087	—	(7,738)

Provision for (benefit from) income taxes	(3,381)	235	(14)	—	(3,160)

Net income (loss)	$(6,624)	$945	$1,101	$—	$(4,578)

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Condensed Consolidating Statement of Cash Flows
(Unaudited and Amounts in Thousands)

	For the Six Months Ended June 30, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$824	$1,996	$813	$—	$3,633

Net cash provided by operating activities	824	1,996	813	—	3,633

Cash flows from investing activities:
Purchases of property and equipment	—	(2,257)	(239)	—	(2,496)
Investment in affiliates	(8,000)	—	—	8,000	—
Purchase of Vianeta, net of cash acquired	—	(8,199)	—	—	(8,199)

Net cash used in investing activities	(8,000)	(10,456)	(239)	8,000	(10,695)

Cash flows from financing activities:
Payments on debt and capital leases	(376)	(132)	—	—	(508)
Contributed capital	8,000	8,000	—	(8,000)	8,000
Debt issuance costs	(449)	—	—	—	(449)

Net cash provided by financing activities	7,175	7,868	—	(8,000)	7,043

Net increase (decrease) in unrestricted cash and cash equivalents	(1)	(592)	574	—	(19)
Cash and cash equivalents, at beginning of period	1	6,820	518	—	7,339

Cash and cash equivalents, at end of period	$—	$6,228	$1,092	$—	$7,320

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Condensed Consolidating Statement of Cash Flows
(Unaudited and Amounts in Thousands)

	For the Six Months Ended June 30, 2005
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$51	$(816)	$121	$—	$(644)

Net cash provided by (used in) operating activities	51	(816)	121	—	(644)

Cash flows from investing activities:
Purchases of property and equipment	—	(2,388)	(380)	—	(2,768)

Net cash used in investing activities	—	(2,388)	(380)	—	(2,768)

Cash flows from financing activities:
Payments on debt and capital leases	(399)	(409)	—	—	(808)
Capital contributions	350	—	—	—	350

Net cash used in financing activities	(49)	(409)	—	—	(458)

Net increase (decrease) in unrestricted cash and cash equivalents	2	(3,613)	(259)	—	(3,870)
Cash and cash equivalents, at beginning of period	—	4,770	1,281	—	6,051

Cash and cash equivalents, at end of period	$2	$1,157	$1,022	$—	$2,181

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this document. Data for the three and six months ended June 30, 2006 and 2005 has been derived from our unaudited condensed consolidated financial statements.
FORWARD LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, those statements including the words “expects,” “intends,” “believes,” “may,” “will,” “should,” “continue” and similar language or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the following in addition to those discussed elsewhere in this document:
•	the effect our substantial indebtedness has on our ability to raise additional capital to fund our business, to react to changes in the economy or our business and to fulfill our obligations under our indebtedness, including our ability to meet financial covenants and other conditions of our senior secured credit facilities and indenture relating to our senior subordinated notes;

•	the effect of interest rate fluctuations on our variable rate debt;

•	restrictions on our operations under our senior secured credit facilities and indenture relating to our senior subordinated notes;

•	our ability to fulfill our repurchase obligations under the indenture governing our senior subordinated notes upon a change of control;

•	our history of losses and accumulated deficit;

•	our ability to effectively manage our domestic and global production capacity, including our ability to recruit, train and retain qualified medical transcriptionists (“MTs”) and other technical and managerial personnel and to maintain high standards of quality service in our operations;

•	our ability to adapt and integrate new technology into our medical transcription platforms to improve our production capabilities and expand the breadth of our service offerings, as well as our ability to address any potential unanticipated problems with our information technology systems that could cause an interruption in our services or a decrease in our responsiveness to our customers;

•	our ability to maintain and continue our competitive position against current and potential competitors, including our ability to gain new business with acceptable operating margins and on-going cost pressures related to our services and the healthcare markets in general;

•	the reluctance of potential customers to outsource or change providers of their medical transcription services and its impact on our ability to attract new customers and increase revenues;

•	the effect on our business if we incur additional debt, contingent liabilities and expenses in connection with future acquisitions or if we cannot effectively integrate newly acquired operations;

•	our ability to adequately protect our intellectual property and renew our intellectual property licenses;

•	our ability to comply with extensive laws and government regulations applicable to us and our customers and our contractual obligations, including those relating to the Health Insurance Portability and Accountability Act (“HIPAA”), and industry scrutiny of billing practices relating to the counting of transcription lines that has been the subject of controversy in the medical transcription industry;

•	proposed legislation and possible negative publicity limiting the use of our global service capabilities;

•	financial and operational risks inherent in our global operations, including foreign currency rate fluctuations between the United States and India;

•	our inability to attract, hire or retain necessary technical and managerial personnel; and

•	the effect on our business, including potential operational limitations and conflicts of interest, caused by Warburg Pincus, LLC’s control of us and the right of our Parent Investors to designate certain members of our board of directors and make decisions concerning our business and operations.

In addition, factors that we are not currently aware of could harm our future operating results. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this document. We undertake no obligation to release any revisions to the forward-looking statements or reflect events or circumstances after the date of this Report.
OVERVIEW
We are a leading outsource provider of medical transcription technology and services to approximately 500 health systems, hospitals and group medical practices throughout the United States, with significant scale in the highly fragmented medical transcription marketplace. As of June 30, 2006, we employed approximately 5,500 skilled MTs in the U.S., Canada and India. Approximately 2,000 of these MTs are located in our two facilities in India, making us one of the largest global providers of medical transcription technology and services in the industry. We provide a quality, value-added medical transcription technology and services solution with flexible dictation options for our physician clients, well-managed work flow and protocols through our proprietary MT workstation software and integrated medical transcription platforms.
Medical transcription is the process of converting dictated patient information into a text format for inclusion in the medical record and is an integral part of the medical records department for healthcare providers. We believe an increase in demand for medical transcription services will be driven by:
•	the growing and aging population’s need for more medical tests, treatments and procedures that require documentation;

•	the migration of record-keeping from paper to electronic format;

•	the need for accurate documentation necessary to comply with increasingly stringent regulations and reimbursement requirements;

•	the desire of healthcare providers to maximize the amount of time spent on patient care, while minimizing the physicians’ administrative duties; and

•	the need for healthcare providers to have timely and accurate documentation in order to improve receivables collection, manage costs and provide high quality care.
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
Net Revenues. Net revenues are generated primarily from the provision of medical transcription and related services to healthcare providers, including the sale and licensing of medical transcription software products. Historical net revenue growth has been driven by revenue from acquisitions, market share gains from competitors, new business from increased outsourcing of in-house medical transcription departments and revenue growth from existing customers. Other factors affecting net revenues include customer retention, competing technologies and price stability. Net revenues from existing customers are primarily driven by three factors: (i) adding new departments within existing customers, (ii) growth in the number of authors at customer sites and (iii) growth in transcribed lines per author (generally resulting from increased documentation of patient encounters and increased familiarity with our medical transcription system). Additionally, net revenues are impacted by contractual revenue adjustments, which represent credits against billings and ultimately reductions to revenues. We monitor actual MT transcription performance against contract standards and record credits against billings when the contract standards are not met. We have historically experienced no material seasonal fluctuation that affects operating results.
Direct Costs of Revenues. Direct costs of revenues consist primarily of salaries of, and employee benefits for, MTs and the functions that support our medical transcription services, including: (i) MT managers and personnel involved with helpdesk services, (ii) new customer implementation, (iii) MT recruiting, (iv) training, (v) account services, (vi) telecommunications support and (vii) other applications support. Other direct costs include telecommunication costs and other production-related operating expenses, including: (i) MT recruitment advertising, (ii) maintenance and support for hardware and software, (iii) travel for support personnel, (iv) bad debt expense, (v) professional fees, (vi) shipping and (vii) supplies. Additionally, direct costs of revenues include the costs of the development of software products. Direct costs of revenues do not include depreciation and amortization, which are discussed below.
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

Because of the industry-wide domestic MT capacity shortage, we acquired HealthScribe, with its global capabilities, in December 2004. We also expanded our global capacity by adding a second facility in Coimbatore, India, which became operational during the late third quarter of 2005. Additionally, we reevaluated the financial terms, production obligations and profitability of existing customer contracts. We identified those customers we considered to be low-margin accounts, which were primarily those that we inherited from acquisitions. Accordingly, we terminated contracts aggregating $4.2 million of annualized business during 2005, as those identified customers did not contribute an acceptable operating margin to our financial performance. We also implemented new domestic MT training and career advancement programs during 2005 to increase the supply of qualified domestic MTs. Overall, the impact of the industry-wide MT capacity shortage resulted in a reduction in net revenues during the second quarter and first six months of 2006, as compared to the same periods in the prior year, due to customers we terminated, as well as customers we lost.
During 2005 and the first half of 2006, we continued to invest in advanced technologies to enhance our customer offerings and to further improve the efficiencies of our MTs, thereby increasing our production capacities. During the fourth quarter of 2005, we entered into an agreement with a technology partner to advance the integration of speech recognition technology offerings into our medical transcription platforms. During the first half of 2006, we continued to test our speech recognition technology prototype. We also consummated the acquisition of Vianeta on March 31, 2006. We believe the Vianeta acquisition will provide significant technology advancements and efficiencies to us. We have begun to integrate Vianeta’s open and scalable XML-based technology into our existing medical transcription technology in an effort to accelerate several initiatives we are currently executing and to further develop our technology and service capabilities.
During the third quarter of 2005, we substantially completed the integration of HealthScribe’s operations. These integration efforts included consolidation of senior management, production management, recruiting, training, sales and marketing and administrative functions. During 2006, we believe we will begin to see the full impact of these integration savings in our results of operations. We do not anticipate incurring any additional HealthScribe integration costs during 2006.
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Net Revenues. Net revenues were $52.3 million for the quarter ended June 30, 2006 as compared to $53.1 million for the quarter ended June 30, 2005. The decrease in net revenues during the quarter ended June 30, 2006, as compared to the same period in the prior year, was primarily due to a $0.7 million second quarter 2006 impact from customer contracts we terminated in 2005, as the contracts did not contribute an acceptable operating margin to our financial performance, and $0.3 million of net lost business. These decreases in net revenues were partially offset by a $0.2 million decrease in contractual revenue adjustments related to service level requirements in the second quarter of 2006, as compared to the second quarter of 2005.
Direct Costs of Revenues. Direct costs of revenues were $38.5 million, or 73.6% of net revenues, for the quarter ended June 30, 2006 compared to $39.3 million, or 74.0% of net revenues, for the quarter ended June 30, 2005. The decrease in direct costs of revenues was primarily due to a $0.8 million reduction in MT costs related to customer contracts we terminated during 2005 and net sales losses. Additionally, we realized an incremental $0.1 million of savings related to the HealthScribe acquisition during the second quarter of 2006, as compared to the same period in the prior year. The decrease in direct costs of revenues during the second quarter of 2006, as compared to the same period in 2005, was partially offset by a $0.2 million write-off of technology acquired as part of the Vianeta acquisition.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.2 million, or 11.9% of net revenues, for the quarter ended June 30, 2006 compared to $5.4 million, or 10.2% of net revenues, for the quarter ended June 30, 2005. The increase in selling, general and administrative expenses was primarily due to costs of $0.9 million resulting from the Vianeta acquisition, including overhead and technology and platform investments. Additionally, the increase was the result of $0.5 million of compensation costs during the second quarter of 2006, including severance costs incurred in connection with management changes during the second quarter of 2006 and other compensation-related costs. These increases in selling, general and administrative expenses were partially offset by $0.2 million from incremental savings related to the HealthScribe acquisition. Additionally, we incurred $0.4 million of integration costs, as part of the HealthScribe acquisition, during the second quarter of 2005. No such costs were incurred during the second quarter of 2006.

Depreciation and Amortization. Depreciation and amortization was $6.6 million, or 12.5% of net revenues, for both the quarter ended June 30, 2006 and 2005.
Interest Expense. Interest expense was $5.2 million, or 9.9% of net revenues, for the quarter ended June 30, 2006 compared to $5.2 million, or 9.8% of net revenues, for the quarter ended June 30, 2005.
Income Taxes. We recognized a $1.3 million income tax benefit during the quarter ended June 30, 2006 compared to a $1.5 million income tax benefit for the quarter ended June 30, 2005. The change in our total effective tax rate was due to changes in the expected utilization of net operating loss carryforwards, as well as the expiration of certain tax holidays at our facilities located in India.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Net Revenues. Net revenues were $104.3 million for the six months ended June 30, 2006 as compared to $106.4 million for the six months ended June 30, 2005. The decrease in net revenues during the six months ended June 30, 2006, as compared to the same period in the prior year, was primarily due to a $2.0 million impact during the first six months of 2006 from customer contracts we terminated in 2005, as the contracts did not contribute an acceptable operating margin to our financial performance, and $1.0 million of net lost business. These decreases in net revenues were partially offset by a $0.9 million increase in revenues from an additional business day in the first half of 2006, as compared to the first half of 2005.
Direct Costs of Revenues. Direct costs of revenues were $77.3 million, or 74.1% of net revenues, for the six months ended June 30, 2006 compared to $78.5 million, or 73.8% of net revenues, for the six months ended June 30, 2005. The decrease in direct costs of revenues was primarily due to a $2.3 million reduction in MT costs related to customer contracts we terminated during 2005 and net sales losses. Additionally, we realized an incremental $0.3 million of savings related to the HealthScribe acquisition during the first half of 2006, as compared to the same period in the prior year. The decrease in direct costs of revenues during the first half of 2006, as compared to the same period in 2005, was partially offset by a $0.5 million increase in MT costs related to an additional business day in the first half of 2006, as compared to the first half of 2005, and a $0.4 million write-off of technology acquired as part of the Vianeta acquisition. The increase in direct costs of revenues as a percentage of net revenues during the first six months of 2006, as compared to the same period in the prior year, was primarily due to a $0.5 million increase in MT healthcare costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.7 million, or 11.2% of net revenues, for the six months ended June 30, 2006 compared to $12.2 million, or 11.5% of net revenues, for the six months ended June 30, 2005. The decrease in selling, general and administrative expenses during the first six months of 2006 was due largely to $0.7 million from incremental savings related to the HealthScribe acquisition. Additionally, we incurred $1.0 million of integration costs, as part of the HealthScribe acquisition, during the first half of 2005. No such costs were incurred during the first half of 2006. These reductions in selling, general and administrative expenses were partially offset by costs of $0.7 million resulting from the Vianeta acquisition, including overhead and technology and platform investments. Further offsetting the reductions in selling, general and administrative costs was $0.5 million of compensation costs during the second quarter of 2006, including severance costs incurred in connection with management changes during the second quarter of 2006 and other compensation-related costs.
Depreciation and Amortization. Depreciation and amortization was $13.1 million, or 12.6% of net revenues, for the six months ended June 30, 2006 compared to $13.4 million, or 12.6% of net revenues, for the six months ended June 30, 2005. The reduction in depreciation and amortization expense during the first half of 2006, as compared to the same period in 2005, was primarily due to the full depreciation and amortization of certain tangible and intangible assets, which occurred during the first quarter of 2006 and the fourth quarter of 2005.
Interest Expense. Interest expense was $10.3 million, or 9.9% of net revenues, for the six months ended June 30, 2006 compared to $10.1 million, or 9.5% of net revenues, for the six months ended June 30, 2005. Interest expense increased during the first half of 2006 versus the same period in 2005 due to increased interest rates on our senior secured credit facilities.

Income Taxes. We recognized a $2.5 million income tax benefit during the six months ended June 30, 2006 versus a $3.2 million income tax benefit for the six months ended June 30, 2005. The change in our total effective tax rate was due to changes in the expected utilization of state net operating loss carryforwards, as well as the expiration of certain tax holidays at our facilities located in India.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and borrowings under our revolving credit facility. We had total unrestricted cash and cash equivalents and working capital of $7.3 million and $19.0 million, respectively, as of June 30, 2006 as compared to total unrestricted cash and cash equivalents and working capital of $7.3 million and $20.2 million, respectively, as of December 31, 2005.
We generated cash from operating activities of $3.6 million during the first six months of 2006, as compared to a $0.6 million use of cash from operating activities during the same period in 2005. Some of the significant factors contributing to the $4.3 million improvement in operating cash flow during the first half of 2006, as compared to the first half of 2005, were: (i) a $2.3 million improvement in the first half of 2006 from accounts receivable due to the timing of customer collections and (ii) payments during the first quarter of 2005 of: (A) $1.6 million for transaction-related fees in connection with the November 2004 Recapitalization and the HealthScribe acquisition and (B) $2.2 million in HealthScribe integration related payments, including $1.2 million in severance payments. These improvements were partially offset by an additional $1.6 million of interest payments on the senior secured credit facilities during the first quarter of 2006 due to the timing of payments.
We had $2.5 million, or 2.4% of net revenues, of capital expenditures during the first half of 2006 as compared to $2.8 million, or 2.6% of net revenues, of capital expenditures for the same period in 2005. Our growth strategy will require continued capital expenditures during the remainder of 2006. We currently expect that our capital expenditures will be approximately $6.0 million to $8.0 million in 2006. During the remainder of 2006, we anticipate incurring additional capital expenditures related to technology improvements and upgrades to support our systems and services, as well as leasehold improvements to be incurred in connection with moving our Franklin, Tennessee corporate offices in the fourth quarter of 2006. We plan to finance our proposed capital expenditures primarily with cash generated from operations, cash on hand and, if necessary, borrowings under our revolving credit facility.
Our senior secured credit facilities provide for senior secured financing of $100.0 million, consisting of a $75.0 million term loan facility with a maturity of six years that was drawn in full in connection with the consummation of the November 2004 Recapitalization, a $25.0 million revolving loan facility, including a letter of credit sub-facility of $10.0 million and a swingline loan sub-facility of $5.0 million. The senior secured credit facilities are secured by substantially all of our assets and guaranteed by our direct parent, Spheris Holding II, Inc., and all of our subsidiaries, except SIPL. The proceeds of the revolving loan are available to provide financing for working capital and general corporate purposes. At June 30, 2006, $73.9 million was outstanding under the term loan facility, no amounts were outstanding under the revolving loan facility and $1.6 million was outstanding in letters of credit. Our total capacity for borrowings under the revolver portion of the senior secured credit facilities, which are available for working capital and general corporate purposes, was $23.4 million during the second quarter of 2006. However, due to covenant restrictions, available borrowings under the revolver portion of the senior secured credit facilities at June 30, 2006 were limited to $1.8 million. Quarterly principal payments of $0.2 million are due on the term loan portion of the facilities with unpaid amounts due on maturity in 2010. Additionally, during the next 12 months we are required to pay $0.1 million under our capital lease obligations. Future drawings under our senior secured credit facilities will be available only if, among other things, we are in compliance with the financial covenants and other conditions required under the senior secured credit facilities agreement. Our ability to meet those covenants and conditions will depend on our results of operations.
As of June 30, 2006, we believe we were in compliance with the financial covenants in our senior secured credit facilities agreement. As of and for the period ended June 30, 2006, the senior secured credit facilities agreement required that we comply with the following financial covenants: a minimum interest coverage ratio test (currently 1.5 to 1.0), a capital expenditure test (currently not to exceed $13.5 million per year) and a maximum leverage ratio test (currently 6.25 to 1.0). These financial covenants will become more restrictive over time beginning in the third quarter of 2006. We are currently evaluating whether such additional restrictions and our anticipated future financial results will require us to amend the financial covenants for future periods or take other actions permitted by the senior secured credit facilities agreement to maintain compliance with our existing financial covenants. Although we currently believe we will be able to obtain such an amendment or take other actions permitted by our senior secured credit facilities agreement in the event we believe it necessary, there can be no assurance that we will be able to do so on terms that are acceptable to us or that we will remain in compliance with our financial covenants for future periods. In addition, if we default under any of our covenants, there can be no assurance that we will be able to obtain waivers or amendments that will allow us to operate our business in accordance with our plans.
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
We completed the sale and issuance of our senior subordinated notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Pursuant to the terms of the registration rights agreement between us and the noteholders, we were required to use our reasonable best efforts to file, and cause to become effective, a registration statement with the Securities and Exchange Commission (“SEC”) to exchange the senior subordinated notes for a new issuance of identical debt securities that have been registered under the Securities Act. We filed a Registration Statement on Form S-4 (Registration No. 333-132641) with the SEC on March 22, 2006, and it became effective on May 10, 2006. The exchange offer was completed during June 2006.
To fund a portion of the purchase price of Vianeta, our current equity investors contributed $8.0 million in cash through an equity investment to Spheris Holding III, which was contributed to Operations. Other than initial integration costs associated with this transaction, the results of operations of Vianeta are not anticipated to have a material adverse impact on our operating results or operating cash flows for the foreseeable future. We held $0.5 million in restricted cash as of June 30, 2006 as part of the Vianeta acquisition, which is being held for future distributions to Vianeta shareholders.
We believe that the results of our anticipated future operations, together with our cash and cash equivalents, restricted cash and available capacity on our revolving credit facility (even with the current limit due to covenant restrictions) will be sufficient to meet anticipated cash needs for principal and interest payments on our outstanding indebtedness, working capital, new product development, capital expenditures, contractual obligations and other operating needs for at least the next 12 months. In evaluating the sufficiency of our liquidity, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our senior secured credit facilities compared to our anticipated cash requirements for debt service, working capital, new product development, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities. We cannot assure you, however, that our operating performance will generate sufficient cash flow or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including our senior secured credit facilities and the senior subordinated notes, or make anticipated capital expenditures.
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
FIN 48. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides additional guidance for financial statement recognition of tax positions taken in tax returns. The interpretation is effective for fiscal years beginning after December 15, 2006. We do not anticipate that the guidance in the interpretation will have a material affect on our consolidated financial position or results of operations.

SFAS No. 123(R). In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes Accounting Principals Board No. 25 and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. SFAS No. 123(R) was effective in the first annual reporting period beginning after December 15, 2005. Under SFAS No. 123(R), we are required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at the date of adoption. We adopted SFAS No. 123(R) on January 1, 2006. However, all share-based payments received by our employees, non-employee directors and other designated persons providing substantial services to us are based on equity instruments issued by our indirect parent, Spheris Holding III. The adoption of SFAS No. 123(R) has not had a material impact on our consolidated financial position or results of operations during the first half of 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The variable interest rates under our senior secured credit facilities expose us to market risk from changes in interest rates. We manage this risk by managing the time span of the interest periods elected under these facilities. In addition, we maintain interest rate cap contracts to place limits on our exposure to the risk of changes in rates as required by our senior secured credit facilities. Our capital lease obligations were $0.2 million as of June 30, 2006, and therefore, we do not believe that we are currently exposed to significant interest rate risk on these facilities. Assuming a 10% increase in interest rates available to us on our variable portion of debt, we would have incurred $0.2 million and $0.3 million, respectively, of additional interest expense during the three and six months ended June 30, 2006.
We are exposed to market risk with respect to our cash and cash equivalent balances. As of June 30, 2006, we had unrestricted cash and cash equivalents of $7.3 million. The remaining cash of $0.9 million as of June 30, 2006 was primarily restricted cash that is being held for future distributions to former Vianeta and HealthScribe shareholders. Assuming a 10% decrease in interest rates available on invested cash balances, interest income would have decreased by $18,000 and $26,000, respectively, during the three and six months ended June 30, 2006.
We had approximately $1.1 million in cash accounts in India in U.S. dollar equivalents as of June 30, 2006, which is included in consolidated, unrestricted cash balances. We manage the risk of changes in exchange rates through forward foreign currency contracts.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On May 23, 2006, Spheris Holding II, Inc., the sole stockholder of Spheris, Inc., pursuant to an action taken on written consent in lieu of a meeting, elected the following directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified or their earlier death, resignation or removal: Steven Simpson, David Wenstrup, Joel Ackerman, Jonathan Bilzin, Neal Moszkowski, Michael King and Wayne Smith.
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

Date: August 14, 2006
	By:	/s/ Steven E. Simpson

Steven E. Simpson
President and Chief Executive Officer

	By:	/s/ Brian P. Callahan

Brian P. Callahan
Chief Financial Officer