Form 10-Q
period 2006-09-30
Spheris Inc.
filed 2006-11-14
CIK 1355804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________________ to ______________________________.
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
Large accelerated filer ☐                         Accelerated filer ☐                         Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 10, 2006, 100% of Spheris Inc.’s common stock outstanding was owned by Spheris Holding II, Inc., its sole stockholder.

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

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Spheris Inc.
Financial Statements
For the Quarterly Period Ended September 30, 2006

Condensed Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	2
Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2006 and 2005	3
Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2006 and 2005	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Spheris Inc.
Condensed Consolidated Balance Sheets
(Amounts in Thousands)

	(Unaudited)
	September 30, 2006	December 31, 2005
Assets
Current assets
Unrestricted cash and cash equivalents	$8,355	$7,339
Restricted cash	744	1,320
Accounts receivable, net of allowance of $1,082 and $929, respectively	34,108	30,715
Deferred taxes	2,041	1,374
Other current assets	2,891	2,389

Total current assets	48,139	43,137
Property and equipment, net	9,658	9,152
Internally generated software, net	6,084	8,153
Customer contracts, net	33,955	45,799
Goodwill	219,039	211,116
Other noncurrent assets	3,223	2,929

Total assets	$320,098	$320,286

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,795	$3,030
Accrued wages and benefits	14,290	14,094
Current portion of long-term debt	750	750
Current portion of capital lease obligations	82	221
Other current liabilities	11,859	4,798

Total current liabilities	29,776	22,893
Long-term debt, net of current portion	193,965	195,702
Capital lease obligations, net of current portion	50	105
Deferred tax liabilities	5,842	10,375
Other long-term liabilities	453	524

Total liabilities	230,086	229,599

Common stock, $0.01 par value, 100 shares authorized, 10 shares issued and outstanding	—	—
Other comprehensive loss	(359)	(89)
Contributed capital	110,664	102,301
Accumulated deficit	(20,293)	(11,525)

Total stockholders’ equity	90,012	90,687

Total liabilities and stockholders’ equity	$320,098	$320,286

See accompanying notes.

Spheris Inc.
Condensed Consolidated Statements of Operations
(Unaudited and Amounts in Thousands)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	$51,458	$51,862	$155,766	$158,265
Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	37,483	37,971	114,777	116,495
Marketing and selling expenses	1,250	1,287	4,015	4,189
General and administrative expenses	5,497	4,706	14,416	14,006
Depreciation and amortization	6,590	6,611	19,713	20,015

Total operating costs	50,820	50,575	152,921	154,705

Operating income	638	1,287	2,845	3,560
Interest expense, net of income	5,353	5,000	15,649	15,066
Other income	(202)	(177)	(140)	(232)

Net loss before income taxes	(4,513)	(3,536)	(12,664)	(11,274)

Benefit from income taxes	(1,446)	(1,239)	(3,896)	(4,399)

Net loss	$(3,067)	$(2,297)	$(8,768)	$(6,875)

See accompanying notes.

Spheris Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited and Amounts in Thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,768)	$(6,875)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,713	20,015
Write-off of acquired technology	574	—
Deferred taxes	(4,641)	(4,585)
Amortization of debt discounts and issuance costs	557	527
Other non-cash items	(81)	153
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,096)	(5,096)
Other current assets	(502)	(429)
Accounts payable	(390)	(506)
Accrued wages and benefits	132	(1,063)
Other current liabilities	4,652	705
Other noncurrent assets and liabilities	(1,610)	(778)

Net cash provided by operating activities	7,540	2,068

Cash flows from investing activities:
Purchases of property and equipment	(5,115)	(4,291)
Purchase of Vianeta, net of cash acquired	(8,199)	—

Net cash used in investing activities	(13,314)	(4,291)

Cash flows from financing activities:
Payments on debt and capital leases	(758)	(1,618)
Debt issuance costs	(452)	(281)
Capital contributions	8,000	350

Net cash provided by (used in) financing activities	6,790	(1,549)

Net increase (decrease) in unrestricted cash and cash equivalents	1,016	(3,772)
Cash and cash equivalents, at beginning of period	7,339	6,051

Cash and cash equivalents, at end of period	$8,355	$2,279

See accompanying notes.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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
Spheris and its direct or indirect wholly-owned subsidiaries: Operations, Spheris Leasing LLC, Spheris Canada Inc., Spheris, India Private Limited (“SIPL”) and Vianeta (sometimes referred to collectively as the “Company”), provide clinical documentation technology and services to approximately 500 health systems, hospitals and group medical practices located throughout the United States. The Company receives medical dictation in digital format from subscribing physicians, transcribes the dictation into text format, stores specific data elements from the records, then transmits the completed medical record to the originating physician in the prescribed format. As of September 30, 2006, the Company employed approximately 5,500 skilled medical language specialists (“MLS”) in the U.S., Canada and India. Approximately 2,100 of these MLS are located in the Company’s two facilities in India, making the Company one of the largest global providers of medical transcription technology and services.
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
Recent Accounting Pronouncements
SFAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is in the process of determining the impact, if any, that the implementation of SFAS 157 will have on its consolidated financial position and results of operations.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
FIN 48. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides additional guidance for financial statement recognition of tax positions taken in tax returns. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact, if any, that the implementation of FIN 48 will have on its consolidated financial position and results of operations.
SFAS 123(R). In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) supersedes Accounting Principals Board No. 25 and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. SFAS 123(R) was effective in the first annual reporting period beginning after December 15, 2005. Under SFAS 123(R), the Company is required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at the date of adoption. The Company adopted SFAS 123(R) on January 1, 2006. However, as further discussed in Note 7, all share-based payments received by the Company’s employees, non-employee directors and other designated persons providing substantial services to the Company are based on equity instruments issued by the Company’s indirect parent, Spheris Holding III, Inc. (“Spheris Holding III”). Accordingly, the adoption of SFAS 123(R) has not had a material impact on the Company’s consolidated financial position or results of operations during the first nine months of 2006.
2. Vianeta Acquisition
Operations, Spheris Merger Sub, Inc. (“Merger Sub”), an indirect wholly-owned subsidiary of Spheris formed for the purpose of being a party to the Merger (as defined below), and Spheris Holding III entered into an Agreement and Plan of Merger (the “Agreement”) on December 13, 2005 with Vianeta and certain of its principal shareholders, whereby Merger Sub would merge with and into Vianeta, with Vianeta surviving as a wholly-owned subsidiary of Operations (the “Merger”). The Merger was consummated on March 31, 2006.
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
To fund a portion of the purchase price of Vianeta, the Company’s current equity investors contributed $8.0 million in cash through an equity investment to Spheris Holding III, which was contributed to Operations.
An initial purchase price of $10.4 million, including transaction costs of $0.2 million, was allocated to the assets and liabilities acquired based on estimated fair values as of March 31, 2006. These assets and liabilities were reflected in the accompanying condensed consolidated balance sheet beginning on March 31, 2006, including allocations of $8.4 million to goodwill and $1.3 million to internally generated software. The preliminary purchase price allocation is subject to revision as target objectives are met and additional information becomes available. As of September 30, 2006, $0.5 million was being held for future distribution to former Vianeta shareholders and was included as a component of the Company’s restricted cash and current liabilities. Additionally, $0.3 million of the purchase price was assigned to the estimated fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative use. In accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” this amount was immediately expensed in the Company’s condensed consolidated statement of operations upon the acquisition date. This charge is reflected in direct costs of revenues in the accompanying condensed consolidated statement of operations for the nine-month period ended September 30, 2006.
3. Customer Contracts
The Company assigned a value to customer contracts in connection with its November 2004 recapitalization and HealthScribe acquisition, both completed in 2004. Additionally, the Company assigned a value of $0.1 million for

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
customer contracts acquired in connection with the Vianeta acquisition consummated on March 31, 2006. These contracts are being amortized over an expected life of four to five years.
The components of the Company’s customer contracts were as follows (in thousands):

	September 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer contracts	$63,864	$(29,909)	$63,754	$(17,955)
Amortization expense for customer contracts was $4.0 million for the three months ended September 30, 2006 and 2005, and amortization expense for customer contracts was $12.0 million for the nine months ended September 30, 2006 and 2005. Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

2006 (remainder)	$4,068
2007	15,966
2008	13,921
2009	—
2010	—
4. Other Comprehensive Loss
Other comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(3,067)	$(2,297)	$(8,768)	$(6,875)
Foreign currency translation gain (loss)	(183)	(50)	(270)	109

Comprehensive loss	$(3,250)	$(2,347)	$(9,038)	$(6,766)

5. Restructuring and Termination Benefits
During 2004, in connection with the HealthScribe acquisition, the Company approved a plan of restructuring to eliminate redundant positions for the newly combined company, including the payment of up to $1.8 million of severance to impacted employees. The following table summarizes the activity of the 2004 restructuring and termination plan as the result of the HealthScribe acquisition for the nine months ended September 30, 2006 (in thousands):

2004
HealthScribe
Acquisition Plan
Balance, December 31, 2005.	$526
Additions	-
Payments	(526)

Balance, September 30, 2006	$-

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
6. Debt
Outstanding debt obligations of the Company at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
2004 Senior Facility, with fixed quarterly principal payments and unpaid balance due November 2010; interest payable periodically at variable rates. The interest rate was 9.1% and 8.2% at September 30, 2006 and December 31, 2005, respectively	$72,200	$74,110
11.0% Senior Subordinated Notes, principal due at maturity in December 2012; interest payable semi-annually in June and December	122,515	122,342

	194,715	196,452
Less: Current portion of long-term debt obligations	(750)	(750)

Long-term portion of total debt obligations	$193,965	$195,702

2004 Senior Facility
During November 2004, the Company entered into a $100.0 million credit facility, consisting of a $75.0 million term loan facility and a $25.0 million revolving credit facility (the “2004 Senior Facility”). The 2004 Senior Facility bears interest at prime or Eurodollar rates, at the Company’s option, plus an applicable margin based on pricing criteria established in the 2004 Senior Facility agreement. The 2004 Senior Facility also charges 0.50% per annum on unused revolver commitment amounts. Interest on borrowings under the 2004 Senior Facility is due on applicable Interest Payment Dates (as defined in the 2004 Senior Facility agreement), or may be converted into revolving loan borrowings until the revolving credit maturity date on November 5, 2009. The 2004 Senior Facility debt obligation in the accompanying condensed consolidated balance sheets includes accrued interest of $1.6 million at December 31, 2005. No accrued interest was outstanding under the 2004 Senior Facility at September 30, 2006. Principal payments on the term loan facility are payable quarterly through maturity of the 2004 Senior Facility on November 5, 2010. Available borrowings under the revolver portion of the 2004 Senior Facility are reduced by letters of credit issued under the 2004 Senior Facility. At September 30, 2006, no amounts were outstanding under the revolver portion of the 2004 Senior Facility, and $2.4 million was outstanding under letters of credit under the 2004 Senior Facility.
On November 6, 2006, the Company amended the 2004 Senior Facility (the “Fourth Amendment”) in order to provide sufficient flexibility for the Company to operate its business in continued compliance with certain of its financial covenants. The Fourth Amendment amended the existing covenant levels under the 2004 Senior Facility for the interest coverage ratio and the leverage coverage ratio for the third quarter of 2006 through the maturity of the 2004 Senior Facility. The Fourth Amendment also (i) increased the Company’s interest rate spread on the 2004 Senior Facility by 0.50% so long as the leverage ratio remains greater than 6.00 to 1.00; (ii) reduced the Company’s aggregate revolving credit available under the 2004 Senior Facility to $17.5 million so long as the Company’s leverage ratio remains greater than 5.50 to 1.00; and (iii) placed certain additional restrictions on the Company’s ability to incur further indebtedness. After giving effect to the Fourth Amendment, the Company’s total capacity for borrowings under the revolver portion of the 2004 Senior Facility was $15.1 million as of and for the quarter ended September 30, 2006, and continues to be limited by the Company’s outstanding letters of credit and certain terms under the 2004 Senior Facility agreement.
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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
In connection with the borrowings under the 2004 Senior Facility, the Company has incurred $0.6 million and $2.1 million in debt issuance costs and debt discounts, respectively, including $0.3 million of debt issuance costs incurred during the third quarter of 2005 as part of an amendment to the 2004 Senior Facility. The remaining balance of the issuance costs at September 30, 2006 of $0.4 million, net of accumulated amortization, was reflected in other noncurrent assets on the accompanying condensed consolidated balance sheet and will continue to be amortized over the term of the debt. The remaining debt discount at September 30, 2006 of $1.5 million was reflected as a reduction in the carrying amount of the debt. In connection with the Fourth Amendment, the Company incurred $0.3 million of debt issuance costs.
After giving effect to the Fourth Amendment, the Company believes it was in compliance with the financial covenants in its 2004 Senior Facility agreement as of September 30, 2006. As of and for the quarter ended September 30, 2006, the 2004 Senior Facility agreement, as amended, required that the Company comply with the following financial covenants: a minimum interest coverage ratio test (currently 1.35 to 1.0), a capital expenditure test (currently not to exceed $13.5 million for 2006) and a maximum leverage ratio test (currently 7.25 to 1.0). These financial covenants will become more restrictive over time beginning in the third quarter of 2007. Although the Company currently believes that it will be able to maintain continued compliance with its financial covenants, there can be no assurance that the Company will remain in compliance with the Company’s financial covenants for future periods or that, if the Company defaults under any of its covenants, the Company will be able to obtain waivers or amendments that will allow the Company to operate its business in accordance with its plans.
Senior Subordinated Notes
On December 22, 2004, the Company issued $125.0 million of 11% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). These Senior Subordinated Notes bear interest at a fixed rate of 11.0% per annum. Interest is payable in semi-annual installments beginning on June 15, 2005 until maturity on December 15, 2012.
The Company has incurred $1.9 million and $2.9 million in debt issuance costs and debt discounts, respectively, in connection with the Senior Subordinated Notes, including $0.5 million of debt issuance costs as part of the related exchange offer completed during June 2006. These costs are being amortized as additional interest expense over the term of the Senior Subordinated Notes. The remaining balance of the issuance costs at September 30, 2006 of $1.7 million, net of accumulated amortization, was reflected in other noncurrent assets on the accompanying condensed consolidated balance sheet. The remaining debt discount at September 30, 2006 of $2.5 million was reflected as a reduction in the carrying amount of the Senior Subordinated Notes.
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
7. Stockholders’ Equity
During November 2004, Spheris Holding III approved the establishment of the Spheris Holding III, Inc. Stock Incentive Plan (the “Plan”) for issuance of stock to employees, non-employee directors and other designated persons

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
providing substantial services to the Company. As of September 30, 2006, approximately 14.6 million shares have been authorized for issuance under this plan. Shares are subject to restricted stock and stock option agreements and typically vest over a three or four-year period. As of September 30, 2006, an aggregate of 12.9 million shares of restricted stock and 1.3 million stock options were issued and outstanding under the plan. As these shares were issued for services to be provided to the Company, compensation expense of $0.1 million and $0.2 million, respectively, was reflected in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2006 as compared to compensation expense of $8,000 and $24,000, for the three and nine months ended September 30, 2005, respectively.
8. Income Taxes
Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities.
The Company currently benefits from federal and state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforwards available to reduce future taxable income were $98.3 million and $104.4 million at September 30, 2006 and December 31, 2005, respectively, and will begin to expire in 2007. The Company’s state net operating loss carryforwards at September 30, 2006 and December 31, 2005 were $73.0 million and $77.4 million, respectively, with a portion expiring annually. The Company’s utilization of these net operating loss carryforwards is limited due to ownership changes that resulted in connection with previous transactions. In accordance with the provisions of SFAS 109, the Company has recorded a valuation allowance to reduce its net deferred tax assets, including its net operating loss carryforwards, to the amount that is more likely than not to be realized. To the extent any of the valuation allowance is released that was recorded as a result of earlier transactions, the offsetting credit will be recognized first as a reduction to goodwill, then to other intangible assets, and lastly as a reduction in the current period’s income tax provisions. As of September 30, 2006, the Company had recorded a reserve against the majority of its net operating loss carryforwards, resulting in a tax effected valuation allowance of $32.5 million that is reflected as a reduction of deferred tax assets on the consolidated balance sheet. In addition, the Company has alternative minimum tax credits which do not have an expiration date and certain other federal tax credits that will begin to expire in 2014.
The Company recognized a $1.4 million and $3.9 million income tax benefit during the three and nine months ended September 30, 2006, respectively, compared to a $1.2 million and $4.4 million income tax benefit during the same periods in 2005, respectively. The change in the total effective tax rate was due to changes in the expected utilization of net operating loss carryforwards, as well as the expiration of certain tax holidays at our facilities located in India.
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
Employment Agreements
The Company has employment agreements with certain members of senior management that provide for the payment to these persons of amounts equal to the applicable base salary, unpaid annual bonus and health insurance premiums over the applicable duration covered under the agreements in the event the employee’s employment is terminated without cause. The maximum unaccrued contingent liabilities under these agreements were $2.3 million at both September 30, 2006 and December 31, 2005.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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
The following unaudited condensed consolidating schedules present condensed financial information of Spheris, the Guarantors and the Non-Guarantor as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005:
Condensed Consolidating Balance Sheet
(Unaudited and Amounts in Thousands)

	September 30, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Assets
Current assets
Unrestricted cash and cash equivalents	$1	$6,756	$1,598	$—	$8,355
Restricted cash	—	744	—	—	744
Accounts receivable, net of allowance	—	34,108	—	—	34,108
Intercompany receivables	66,316	35,777	6,340	(108,433)	—
Deferred taxes	—	2,041	—	—	2,041
Other current assets	42	2,460	389	—	2,891

Total current assets	66,359	81,886	8,327	(108,433)	48,139
Property and equipment, net	—	7,225	2,433	—	9,658
Internally generated software, net	—	6,084	—	—	6,084
Customer contracts, net	—	33,955	—	—	33,955
Goodwill	—	219,039	—	—	219,039
Investment in subsidiaries	305,285	—	—	(305,285)	—
Other noncurrent assets	2,091	845	287	—	3,223

Total assets	$373,735	$349,034	$11,047	$(413,718)	$320,098

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$2,438	$357	$—	$2,795
Accrued wages and benefits	—	11,962	2,328	—	14,290
Intercompany payables	35,777	72,656	—	(108,433)	—
Current portion of long-term debt	750	—	—	—	750
Current portion of capital lease obligations	—	82	—	—	82
Other current liabilities	4,049	7,658	152	—	11,859

Total current liabilities	40,576	94,796	2,837	(108,433)	29,776
Long-term debt, net of current portion	193,965	—	—	—	193,965
Capital lease obligations, net of current portion	—	50	—	—	50
Deferred tax liabilities	—	6,008	(166)	—	5,842
Other long-term liabilities	—	453	—	—	453

Total liabilities	234,541	101,307	2,671	(108,433)	230,086

Stockholders’ equity	139,194	247,727	8,376	(305,285)	90,012

Total stockholders’ equity	139,194	247,727	8,376	(305,285)	90,012

Total liabilities and stockholders’ equity	$373,735	$349,034	$11,047	$(413,718)	$320,098

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Three Months Ended September 30, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$51,458	$4,194	$(4,194)	$51,458
Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	38,057	3,620	(4,194)	37,483
Marketing and selling expenses	—	1,250	—	—	1,250
General and administrative expenses	33	5,464	—	—	5,497
Depreciation and amortization	—	6,387	203	—	6,590

Total operating costs	33	51,158	3,823	(4,194)	50,820

Operating income (loss)	(33)	300	371	—	638
Interest expense, net of income	4,048	1,306	(1)	—	5,353
Other income	—	(37)	(165)	—	(202)

Net income (loss) before income taxes	(4,081)	(969)	537	—	(4,513)

Provision for (benefit from) income taxes	(522)	(927)	3	—	(1,446)

Net income (loss)	$(3,559)	$(42)	$534	$—	$(3,067)

Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Three Months Ended September 30, 2005
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$51,862	$4,341	$(4,341)	$51,862
Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	38,286	4,026	(4,341)	37,971
Marketing and selling expenses	—	1,287	—	—	1,287
General and administrative expenses	37	4,669	—	—	4,706
Depreciation and amortization	—	6,489	122	—	6,611

Total operating costs	37	50,731	4,148	(4,341)	50,575

Operating income (loss)	(37)	1,131	193	—	1,287
Interest expense, net of income	5,080	(64)	(16)	—	5,000
Other income	—	(48)	(129)	—	(177)

Net income (loss) before income taxes	(5,117)	1,243	338	—	(3,536)

Provision for (benefit from) income taxes	(1,758)	528	(9)	—	(1,239)

Net income (loss)	$(3,359)	$715	$347	$—	$(2,297)

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Nine Months Ended September 30, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$155,766	$12,664	$(12,664)	$155,766

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	116,228	11,213	(12,664)	114,777
Marketing and selling expenses	—	4,015	—	—	4,015
General and administrative expenses	91	14,325	—	—	14,416
Depreciation and amortization	—	19,136	577	—	19,713

Total operating costs	91	153,704	11,790	(12,664)	152,921

Operating income (loss)	(91)	2,062	874	—	2,845
Interest expense, net of income	11,820	3,838	(9)	—	15,649
Other (income) expense	—	7	(147)	—	(140)

Net income (loss) before income taxes	(11,911)	(1,783)	1,030	—	(12,664)

Provision for (benefit from) income taxes	(1,565)	(2,339)	8	—	(3,896)

Net income (loss)	$(10,346)	$556	$1,022	$—	$(8,768)

Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Nine Months Ended September 30, 2005
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$158,265	$13,050	$(13,050)	$158,265

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	118,150	11,395	(13,050)	116,495
Marketing and selling expenses	—	4,189	—	—	4,189
General and administrative expenses	87	13,919	—	—	14,006
Depreciation and amortization	—	19,646	369	—	20,015

Total operating costs	87	155,904	11,764	(13,050)	154,705

Operating income (loss)	(87)	2,361	1,286	—	3,560
Interest expense, net of income	15,035	56	(25)	—	15,066
Other income	—	(118)	(114)	—	(232)

Net income (loss) before income taxes	(15,122)	2,423	1,425	—	(11,274)

Provision for (benefit from) income taxes	(5,139)	763	(23)	—	(4,399)

Net income (loss)	$(9,983)	$1,660	$1,448	$—	$(6,875)

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Condensed Consolidating Statement of Cash Flows
(Unaudited and Amounts in Thousands)

	For the Nine Months Ended September 30, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$1,016	$4,813	$1,711	$—	$7,540

Net cash provided by operating activities	1,016	4,813	1,711	—	7,540

Cash flows from investing activities:
Purchases of property and equipment	—	(4,484)	(631)	—	(5,115)
Investment in affiliates	(8,000)	—	—	8,000	—
Purchase of Vianeta, net of cash acquired	—	(8,199)	—	—	(8,199)

Net cash used in investing activities	(8,000)	(12,683)	(631)	8,000	(13,314)

Cash flows from financing activities:
Payments on debt and capital leases	(564)	(194)	—	—	(758)
Debt issuance costs	(452)	—	—	—	(452)
Contributed capital	8,000	8,000	—	(8,000)	8,000

Net cash provided by financing activities	6,984	7,806	—	(8,000)	6,790

Net increase (decrease) in unrestricted cash and cash equivalents	—	(64)	1,080	—	1,016
Cash and cash equivalents, at beginning of period	1	6,820	518	—	7,339

Cash and cash equivalents, at end of period	$1	$6,756	$1,598	$—	$8,355

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Condensed Consolidating Statement of Cash Flows
(Unaudited and Amounts in Thousands)

	For the Nine Months Ended September 30, 2005
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$495	$978	$595	$—	$2,068

Net cash provided by operating activities	495	978	595	—	2,068

Cash flows from investing activities:
Purchases of property and equipment	—	(3,026)	(1,265)	—	(4,291)

Net cash used in investing activities	—	(3,026)	(1,265)	—	(4,291)

Cash flows from financing activities:
Payments on debt and capital leases	(563)	(1,055)	—	—	(1,618)
Debt issuance costs	(281)	—	—	—	(281)
Capital contributions	350	—	—	—	350

Net cash used in financing activities	(494)	(1,055)	—	—	(1,549)

Net increase (decrease) in unrestricted cash and cash equivalents	1	(3,103)	(670)	—	(3,772)
Cash and cash equivalents, at beginning of period	—	4,770	1,281	—	6,051

Cash and cash equivalents, at end of period	$1	$1,667	$611	$—	$2,279

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this document. Data for the three and nine months ended September 30, 2006 and 2005 has been derived from our unaudited condensed consolidated financial statements.
FORWARD LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, those statements including the words “expects,” “intends,” “believes,” “may,” “will,” “should,” “continue” and similar language or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the following in addition to those discussed elsewhere in this document:
•	the effect our substantial indebtedness has on our ability to raise additional capital to fund our business, to react to changes in the economy or our business and to fulfill our obligations under our indebtedness, including our senior secured credit facilities and indenture relating to our senior subordinated notes;

•	the effect of interest rate fluctuations on our variable rate debt;

•	restrictions on our operations under our senior secured credit facilities and indenture relating to our senior subordinated notes;

•	our ability to fulfill our repurchase obligations under the indenture governing our senior subordinated notes upon a change of control;

•	our history of losses and accumulated deficit;

•	our ability to effectively manage our domestic and global production capacity, including our ability to recruit, train and retain qualified medical language specialists (“MLS”) and other technical and managerial personnel and to maintain high standards of quality service in our operations;

•	our ability to adapt and integrate new technology into our medical transcription platforms to improve our production capabilities and expand the breadth of our service offerings, as well as our ability to address any potential unanticipated problems with our information technology systems that could cause an interruption in our services or a decrease in our responsiveness to our customers;

•	our ability to maintain and continue our competitive position against current and potential competitors, including our ability to gain new business with acceptable operating margins and on-going cost pressures related to our services and the healthcare markets in general;

•	the reluctance of potential customers to outsource or change providers of their medical transcription services and its impact on our ability to attract new customers and increase revenues;

•	the effect on our business if we incur additional debt, contingent liabilities and expenses in connection with future acquisitions or if we cannot effectively integrate newly acquired operations;

•	our ability to adequately protect our intellectual property and renew our intellectual property licenses;

•	our ability to comply with extensive laws and government regulations applicable to us and our customers and our contractual obligations, including those relating to the Health Insurance Portability and Accountability Act (“HIPAA”), and industry scrutiny of billing practices relating to the counting of transcription lines that has been the subject of controversy in the medical transcription industry;

•	proposed legislation and possible negative publicity limiting the use of our global service capabilities;

•	financial and operational risks inherent in our global operations, including foreign currency rate fluctuations between the United States and India;

•	our inability to attract, hire or retain necessary technical and managerial personnel; and

•	the effect on our business, including potential operational limitations and conflicts of interest, caused by Warburg Pincus, LLC’s control of us and the right of our Parent Investors to designate certain members of our board of directors and make decisions concerning our business and operations.
In addition, factors that we are not currently aware of could harm our future operating results. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this document. We undertake no obligation to release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report.
OVERVIEW
We are a leading outsource provider of clinical documentation technology and services to approximately 500 health systems, hospitals and group practices throughout the United States, with significant scale in the highly fragmented medical transcription marketplace. As of September 30, 2006, we employed approximately 5,500 skilled MLS in the U.S., Canada and India. Approximately 2,100 of these MLS are located in our two facilities in India, making us one of the largest global providers of medical transcription technology and services in the industry. We provide a quality, value-added clinical documentation technology and services solution with flexible dictation options for our physician clients, well-managed work flow and protocols through our proprietary MLS workstation software and integrated medical transcription platforms.
Medical transcription is the process of converting dictated patient information into a text format for inclusion in the medical record and is an integral part of the medical records department for healthcare providers. We believe an increase in demand for clinical documentation services will be driven by:
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
We utilize leading technologies to support our clinical documentation services. Our systems have the capability to capture, store and manage voice dictation, digitize voice dictation and deliver electronically formatted records via print, facsimile, e-mail, Internet and direct interface with a customer’s information system. We also utilize encryption and security systems that assist our customers with their compliance with privacy and security standards, such as HIPAA and the protection of the confidentiality of medical records. In addition, we provide flexible dictation options for physicians, flexible data review options for hospital administrators and steady workflow for our MLS.
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
Net Revenues. Net revenues are generated primarily from the provision of medical transcription and related services to healthcare providers, including the sale and licensing of medical transcription software products. Historical net revenue growth has been driven by revenue from acquisitions, market share gains from competitors, new business from increased outsourcing of in-house medical transcription departments and revenue growth from existing customers. Other factors affecting net revenues include customer retention, competing technologies and price stability. Net revenues from existing customers are primarily driven by three factors: (i) adding new departments within existing customers, (ii) growth in the number of authors at customer sites and (iii) growth in transcribed lines per author (generally resulting from increased documentation of patient encounters and increased familiarity with our medical transcription system). Additionally, net revenues are impacted by contractual revenue adjustments, which represent credits against billings and ultimately reductions to revenues. We monitor actual medical transcription performance against contract standards and record credits against billings when the contract standards are not met. We have historically experienced no material seasonal fluctuation that affects operating results.
Direct Costs of Revenues. Direct costs of revenues consist primarily of salaries of, and employee benefits for, MLS and the functions that support our medical transcription services, including: (i) MLS managers and personnel involved with helpdesk services, (ii) new customer implementation, (iii) MLS recruiting, (iv) training, (v) account services, (vi) telecommunications support and (vii) other applications support. Other direct costs include telecommunication costs and other production-related operating expenses, including: (i) MLS recruitment advertising, (ii) maintenance and support for hardware and software, (iii) travel for support personnel, (iv) bad debt expense, (v) professional fees, (vi) shipping and (vii) supplies. Additionally, direct costs of revenues include the costs of the development of software products. Direct costs of revenues do not include depreciation and amortization, which are discussed below.
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
Executive Summary
Our long-term strategy is to be the clinical documentation industry leader by providing technology and outsourced services to healthcare providers supported by a global workforce network. The medical transcription industry, as a whole, continues to be challenged by on-going issues related to a shortage of qualified MLS in the U.S. market, as well as challenges of adapting and integrating new technology into medical transcription service offerings to improve production capabilities and expand the breadth of services offered. The increased demand for electronic health records and shorter turnaround times for transcribed medical records also is placing additional pressure on the medical transcription industry. We have identified various initiatives to address these industry pressures and capitalize on opportunities to improve the quality and breadth of our technology and service offerings. Some of these initiatives include increasing utilization of our global MLS capacity, improving our MLS recruiting, training and retention programs, reviewing our resource allocation strategies to increase MLS productivity levels and making additional investments in technology.
Because of the industry-wide domestic MLS capacity shortage, we acquired HealthScribe, with its global capabilities, in December 2004. We also expanded our global capacity by adding a second facility in Coimbatore, India, which became operational during the late third quarter of 2005. Additionally, we reevaluated the financial terms, production obligations and profitability of existing customer contracts. We identified those customers we considered to be low-margin accounts, which were primarily those that we inherited from acquisitions. Accordingly, we terminated contracts aggregating $4.2 million of annualized business during 2005, as those identified customers did not contribute an acceptable operating margin to our financial performance. We also implemented new domestic MLS training and career advancement programs during 2005 to increase the supply of qualified domestic MLS. Overall, the impact of the industry-wide MLS capacity shortage was a major contributing factor to the reduction in net revenues during the first nine months of 2006, as compared to the same period in 2005, due to the customers we terminated, as well as additional customers we lost.
During 2005 and the first nine months of 2006, we continued to invest in advanced technologies to enhance our customer offerings and to further improve the efficiencies of our MLS, thereby increasing our production capacities. During the fourth quarter of 2005, we entered into an agreement with a technology partner to advance the integration of speech recognition technology offerings into our medical transcription platforms. We also consummated the acquisition of Vianeta on March 31, 2006. During the first nine months of 2006, we continued to test our speech recognition technology prototype. These technology initiatives led to the successful launch of our Spheris Clarity™ product in October 2006, which includes embedded speech recognition.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Net Revenues. Net revenues were $51.5 million for the quarter ended September 30, 2006 as compared to $51.9 million for the quarter ended September 30, 2005. The decrease in net revenues during the quarter ended September 30, 2006, as compared to the same period in the prior year, was primarily due to a $0.8 million impact from one less business day during the third quarter of 2006 as compared to the same period in the prior year. The day impact was partially offset by revenue generated from the Vianeta acquisition.
Direct Costs of Revenues. Direct costs of revenues were $37.5 million, or 72.8% of net revenues, for the quarter ended September 30, 2006 compared to $38.0 million, or 73.2% of net revenues, for the quarter ended September 30, 2005. The decrease in direct costs of revenues was primarily due to a $0.5 million reduction in MLS costs from one less business day during the third quarter of 2006 as compared to the same quarter in the prior year. Additionally, we were able to shift a larger percentage of our production to our global workforce during the third quarter of 2006, resulting in a $0.2 million costs reduction.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.7 million, or 13.1% of net revenues, for the quarter ended September 30, 2006 compared to $6.0 million, or 11.6% of net revenues, for the quarter ended September 30, 2005. The increase in selling, general and administrative expenses was primarily due to costs of $0.7 million resulting from technology and platform investments during the quarter ended September 30, 2006 related to the implementation of the new Spheris Clarity platform and related speech recognition initiatives. We also incurred $0.3 million in costs associated with our Franklin, Tennessee corporate headquarters office relocation and Sterling, Virginia office sublease. These increases in selling, general and administrative expenses were partially offset by $0.2 million from incremental savings related to the HealthScribe acquisition as compared to the same period in the prior year. Additionally, we incurred $0.4 million of integration costs, as part of the HealthScribe acquisition, during the third quarter of 2005. No such costs were incurred during the third quarter of 2006.
Depreciation and Amortization. Depreciation and amortization was $6.6 million, or 12.8% of net revenues, for the quarter ended September 30, 2006 compared to $6.6 million, or 12.7% of net revenues, for the quarter ended September 30, 2005.
Interest Expense. Interest expense was $5.4 million, or 10.4% of net revenues, for the quarter ended September 30, 2006 compared to $5.0 million, or 9.6% of net revenues, for the quarter ended September 30, 2005. Interest expense increased during the quarter ended September 30, 2006 versus the same period in 2005 due to increased interest rates on our senior secured credit facilities.
Income Taxes. We recognized a $1.4 million income tax benefit during the quarter ended September 30, 2006 compared to a $1.2 million income tax benefit for the quarter ended September 30, 2005. The change in our total effective tax rate was due to changes in the expected utilization of net operating loss carryforwards, as well as the expiration of certain tax holidays at our facilities located in India.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Net Revenues. Net revenues were $155.8 million for the nine months ended September 30, 2006 as compared to $158.3 million for the nine months ended September 30, 2005. The decrease in net revenues during the nine months ended September 30, 2006, as compared to the same period in the prior year, was primarily due to a $2.2 million impact during the first nine months of 2006 from customer contracts we terminated in 2005, as the contracts did not contribute an acceptable operating margin to our financial performance.
Direct Costs of Revenues. Direct costs of revenues were $114.8 million, or 73.7% of net revenues, for the nine months ended September 30, 2006 compared to $116.5 million, or 73.6% of net revenues, for the nine months ended September 30, 2005. The decrease in direct costs of revenues was primarily due to a $1.8 million reduction in MLS compensation costs related to customer contracts we terminated during 2005. Additionally, we realized an incremental $0.4 million of savings related to the HealthScribe acquisition during the first nine months of 2006, as compared to the same period in the prior year. The decrease in direct costs of revenues during the first nine months of 2006, as compared to the same period in 2005, was partially offset by a $0.6 million write-off of technology acquired as part of the Vianeta acquisition.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.4 million, or 11.8% of net revenues, for the nine months ended September 30, 2006 compared to $18.2 million, or 11.5% of net revenues, for the nine months ended September 30, 2005. The increase in selling, general and administrative expenses during the first nine months of 2006 was due largely to costs of $1.4 million resulting from technology and platform investments related to the implementation of the new Spheris Clarity platform and related speech recognition initiatives. Selling, general and administrative costs during the first nine months of 2006 also included $0.5 million of severance and other compensation-related costs incurred during the second quarter of 2006. In 2006, we also incurred $0.3 million in costs associated with our Franklin, Tennessee corporate headquarters office relocation and Sterling, Virginia office sublease. These increases in selling, general and administrative expenses were partially offset by $0.9 million from incremental savings related to the HealthScribe acquisition as compared to the same period in the prior year. Additionally, we incurred $1.4 million of integration costs, as part of the HealthScribe acquisition, during the first nine months of 2005. No such costs were incurred during the first nine months of 2006.
Depreciation and Amortization. Depreciation and amortization was $19.7 million, or 12.7% of net revenues, for the nine months ended September 30, 2006 compared to $20.0 million, or 12.6% of net revenues, for the nine months ended September 30, 2005. The reduction in depreciation and amortization expense during the first nine months of 2006, as compared to the same period in 2005, was primarily due to the full depreciation and amortization of certain tangible and intangible assets, which occurred during the fourth quarter of 2005 and the first quarter of 2006.
Interest Expense. Interest expense was $15.6 million, or 10.0% of net revenues, for the nine months ended September 30, 2006 compared to $15.1 million, or 9.5% of net revenues, for the nine months ended September 30, 2005. Interest expense increased during the first nine months of 2006 versus the same period in 2005 due to increased interest rates on our senior secured credit facilities.
Income Taxes. We recognized a $3.9 million income tax benefit during the nine months ended September 30, 2006 versus a $4.4 million income tax benefit for the nine months ended September 30, 2005. The change in our total effective tax rate was due to changes in the expected utilization of state net operating loss carryforwards, as well as the expiration of certain tax holidays at our facilities located in India.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and borrowings under our revolving credit facility. We had total unrestricted cash and cash equivalents and working capital of $8.4 million and $18.4 million, respectively, as of September 30, 2006 as compared to total unrestricted cash and cash equivalents and working capital of $7.3 million and $20.2 million, respectively, as of December 31, 2005.
We generated cash from operating activities of $7.5 million during the first nine months of 2006, as compared to generating cash from operating activities of $2.1 million during the same period in 2005. Some of the significant factors contributing to the $5.5 million improvement in operating cash flow during the first nine months of 2006, as compared to the same period in 2005, were: (i) a $3.0 million improvement in the first nine months of 2006 from accounts receivable due to the timing of customer collections and (ii) payments during the first nine months of 2005 of: (A) $1.6 million for transaction-related fees in connection with the November 2004 Recapitalization and the HealthScribe acquisition and (B) $2.4 million in HealthScribe integration related payments, including $1.2 million in severance payments to employees. These improvements were partially offset by an additional $1.6 million of interest payments on the senior secured credit facilities during the first quarter of 2006 due to the timing of payments, as well as the impact of the decrease in net revenues during the nine months ended September 30, 2006 as compared to the same period in the prior year.
We had $5.1 million, or 3.3% of net revenues, of capital expenditures during the first nine months of 2006 as compared to $4.3 million, or 2.7% of net revenues, of capital expenditures for the same period in 2005. Our growth strategy will require continued capital expenditures during the remainder of 2006. We currently expect that our capital expenditures will be approximately $8.0 million to $9.0 million in 2006. During the remainder of 2006, we anticipate incurring additional capital expenditures related to technology improvements and upgrades to support our systems and services, as well as leasehold improvements to be incurred in connection with moving our Franklin, Tennessee corporate headquarters offices in the fourth quarter of 2006. We plan to finance our proposed capital expenditures with cash generated from operations, cash on hand and, if necessary, borrowings under our revolving credit facility.
Our senior secured credit facilities provide for senior secured financing of $100.0 million, consisting of a $75.0 million term loan facility with a maturity of six years that was drawn in full in connection with the consummation of the November 2004 Recapitalization, a $25.0 million revolving loan facility, including a letter of credit sub-facility of $10.0 million and a swingline loan sub-facility of $5.0 million. The senior secured credit facilities are secured by substantially all of our assets and guaranteed by our direct parent, Spheris Holding II, Inc., and all of our subsidiaries, except SIPL. The proceeds of the revolving loan are available to provide financing for working capital and general corporate purposes. At September 30, 2006, $73.7 million was outstanding under the term loan facility, no amounts were outstanding under the revolving loan facility and $2.4 million was outstanding in letters of credit.
On November 6, 2006, we amended our senior secured credit facilities (the “Fourth Amendment”) in order to provide sufficient flexibility for us to operate our business in continued compliance with certain of our financial covenants. The Fourth Amendment amended the existing covenant levels under the senior secured credit facilities for the interest coverage ratio and the leverage coverage ratio for the third quarter of 2006 through the maturity of the senior secured credit facilities. The Fourth Amendment also (i) increased our interest rate spread on the senior secured credit facilities by 0.50% so long as the leverage ratio remains greater than 6.00 to 1.00; (ii) reduced our aggregate revolving credit available under the senior secured credit facilities to $17.5 million so long as our leverage ratio remains greater than 5.50 to 1.00; and (iii) placed certain additional restrictions on our ability to incur further indebtedness. After giving effect to the Fourth Amendment, our total capacity for borrowings, which is available for working capital and general corporate purposes, under the revolver portion of the senior secured credit facilities was $15.1 million as of and for the quarter ended September 30, 2006, and continues to be limited by our outstanding letters of credit and certain terms under the senior secured credit facilities agreement.
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
After giving effect to the Fourth Amendment, we believe we were in compliance with the financial covenants in our senior secured credit facilities agreement as of September 30, 2006. As of and for the period ended September 30, 2006, the senior secured credit facilities agreement, as amended, required that we comply with the following financial covenants: a minimum interest coverage ratio test (currently 1.35 to 1.0), a capital expenditure test (currently not to exceed $13.5 million for 2006) and a maximum leverage ratio test (currently 7.25 to 1.0). These financial covenants will become more restrictive over time beginning in the third quarter of 2007. Although we currently believe that we will be able to maintain continued compliance with our financial covenants, there can be no assurance that we will remain in compliance with our financial covenants for future periods or that, if we default under any of our covenants, we will be able to obtain waivers or amendments that will allow us to operate our business in accordance with our plans.
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
To fund a portion of the purchase price of Vianeta, our current equity investors contributed $8.0 million in cash through an equity investment to Spheris Holding III, which was contributed to Operations. Other than initial integration costs associated with this transaction, the results of operations of Vianeta are not anticipated to have a material adverse impact on our operating results or operating cash flows for the foreseeable future. We held $0.5 million in restricted cash as of September 30, 2006 as part of the Vianeta acquisition, which is being held for future distributions to Vianeta shareholders.
We believe that the results of our anticipated future operations, together with our cash and cash equivalents, restricted cash and available capacity on our revolving credit facility will be sufficient to meet anticipated cash needs for principal and interest payments on our outstanding indebtedness, working capital, new product development, capital expenditures, contractual obligations and other operating needs for at least the next 12 months. In evaluating the sufficiency of our liquidity, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our senior secured credit facilities compared to our anticipated cash requirements for debt service, working capital, new product development, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities. We cannot assure you, however, that our operating performance will generate sufficient cash flow or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, including our senior secured credit facilities and the senior subordinated notes, or make anticipated capital expenditures.
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
SFAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are in the process of determining the impact, if any, that the implementation of SFAS 157 will have on our consolidated financial position and results of operations.
FIN 48. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides additional guidance for financial statement recognition of tax positions taken in tax returns. The interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the impact, if any, that the implementation of FIN 48 will have on our consolidated financial position and results of operations.
SFAS No. 123(R). In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments” (“SFAS 123(R)”). SFAS 123(R) supersedes Accounting Principals Board No. 25 and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. SFAS 123(R) was effective in the first annual reporting period beginning after December 15, 2005. Under SFAS 123(R), we are required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at the date of adoption. We adopted SFAS 123(R) on January 1, 2006. However, all share-based payments received by our employees, non-employee directors and other designated persons providing substantial services to us are based on equity instruments issued by our indirect parent, Spheris Holding III. Accordingly, the adoption of SFAS 123(R) has not had a material impact on our consolidated financial position or results of operations during the first nine months of 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The variable interest rates under our senior secured credit facilities expose us to market risk from changes in interest rates. We manage this risk by managing the time span of the interest periods elected under these facilities. In addition, we maintain interest rate cap contracts to place limits on our exposure to the risk of changes in rates as required by our senior secured credit facilities. Our capital lease obligations were $0.1 million as of September 30, 2006, and therefore, we do not believe that we are currently exposed to significant interest rate risk on these facilities. Assuming a 10% increase in interest rates available to us on our variable portion of debt, we would have incurred $0.2 million and $0.5 million, respectively, of additional interest expense during the three and nine months ended September 30, 2006.
We are exposed to market risk with respect to our cash and cash equivalent balances. As of September 30, 2006, we had unrestricted cash and cash equivalents of $8.4 million, which includes $6.1 million held in short-term investments to make interest payments under our debt obligations. The remaining cash held as of September 30, 2006, which totaled $0.7 million, is restricted cash that is being held for future distributions to former Vianeta and HealthScribe shareholders, as well as a security deposit related to our Sterling, Virginia lease. Assuming a 10% decrease in interest rates available on invested cash balances, interest income would have decreased by $13,000 and $39,000, respectively, during the three and nine months ended September 30, 2006.
We had approximately $1.6 million in cash accounts in India in U.S. dollar equivalents as of September 30, 2006, which is included in consolidated, unrestricted cash balances. We manage the risk of changes in exchange rates through forward foreign currency contracts.
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

SPHERIS INC.
Date: November 14, 2006	By:	/s/ Steven E. Simpson
Steven E. Simpson
President and Chief Executive Officer

By:	/s/ Brian P. Callahan
Brian P. Callahan
Chief Financial Officer