Form 10-K
period 2006-12-31
Spheris Inc.
filed 2007-04-02
CIK 1355804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to                                         .
COMMISSION FILE NUMBER: 333-132641
SPHERIS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1805254 (I.R.S. Employer Identification No.)
9009 Carothers Pkwy., Suite C-3, Franklin, TN 37067
(Address of principal executive offices, including zip code)
(615) 261-1500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 23, 2007, 100%, or 10 shares, of Spheris Inc.’s common stock outstanding was owned by Spheris Holding II, Inc., its sole stockholder.

SPHERIS INC.

ANNUAL REPORT ON FORM 10-K

 i

FORWARD LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, those statements including the words “expects,” “intends,” “believes,” “may,” “will,” “should,” “continue” and similar language or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those set forth under Item 1A. “Risk Factors,” in addition to those discussed elsewhere in this Annual Report on Form 10-K (“Report”).
In addition, factors that we are not currently aware of could harm our future operating results. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to release any revisions to the forward-looking statements or reflect events or circumstances after the date of this Report.

PART I
Item 1. Business
Organization and History
We are a Delaware corporation. Our former parent company, Spheris Holdings LLC (“Holdings”), was formed on July 31, 2001. On August 17, 2001, Holdings was funded by institutional and individual investors and purchased 100% of our outstanding stock from an unrelated third party. On June 18, 2003, we acquired all of the outstanding stock of EDiX Corporation (“EDiX”) from IDX Systems Corporation. On November 5, 2004, Spheris Holding, Inc. (“Spheris Holding”), an indirect subsidiary of Spheris Holding III, Inc. (“Spheris Holding III”), a company owned by affiliates of Warburg Pincus LLC, TowerBrook Capital Partners, LLC (collectively the “Parent Investors”) and indirectly by certain members of our senior management team, acquired us from Holdings (the “November 2004 Recapitalization”). Subsequent to the November 2004 Recapitalization, Spheris Holding merged with and into us. On December 22, 2004, we acquired HealthScribe, Inc. (“HealthScribe”). On January 1, 2006, we merged EDiX, HealthScribe, and HealthScribe-Scribes Acquisition, Inc., a wholly-owned subsidiary of HealthScribe, into Spheris Operations Inc., a wholly-owned subsidiary of ours. On March 31, 2006, we acquired Vianeta Communications (“Vianeta”). Effective July 1, 2006, Spheris Operations Inc. was converted from a Tennessee corporation to a single member Tennessee limited liability company, and renamed Spheris Operations LLC (“Operations”).
Company Overview
We are a leading outsource provider of clinical documentation technology and services to approximately 500 health systems, hospitals and group medical practices throughout the United States, with significant scale in the highly fragmented clinical documentation marketplace. We employ approximately 5,500 skilled medical language specialists (“MLS”) in the U.S., Canada and India. Approximately 2,100 of these MLS work out of our two facilities in India, making us one of the largest global providers of medical transcription technology and services in the industry. We provide a quality, value-added clinical documentation technology and services solution with flexible dictation options, well managed work flow and protocols through our proprietary MLS workstation software and integrated medical transcription platforms.
We utilize leading technologies to support our clinical documentation services. Our systems have the capability to capture, store and manage voice dictation, digitize voice dictation and deliver electronically formatted records via print, facsimile, e-mail, internet and direct interface with a customer’s system. We also utilize encryption and security systems that assist our customers with their compliance with privacy and security standards, such as Health Insurance Portability and Accountability Act (“HIPAA”), and the protection of the confidentiality of medical records.

Spheris Clinical Documentation Process Flow
Data Capture	Data Center	Transcription	Data Access
Physicians dictate data using leading hand-held or phone-based technology that is collected onto a voice server	Physician dictated data and patient demographics are directly linked, via HL7-ready interface, to a data center where they are consolidated for access by MLS	MLS access data through virtual private network or other secure means and transcribe data directly onto our platform	The medical center can directly and securely access transcribed reports via fax, print-out, internet, onscreen or e-mail
Our operations are conducted through Operations and its subsidiaries — Spheris Leasing LLC, which has historically been used to facilitate the Company’s equipment procurement; Spheris Canada Inc., which was formed to facilitate the employment of our Canadian employees; Spheris, India Private Limited (“SIPL”), which was formed to conduct our Indian operations; and Vianeta, which develops and supplies enterprise-wide clinical documentation technology for group practices, hospitals and health systems.
Our website address is www.spheris.com. We make our Form 10-K, Form 10-Q and Form 8-K reports available on our website, free of charge, as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information contained on our website is not part of this Report, unless such information is otherwise specifically referenced elsewhere in this Report.

Services Provided
We provide outsourced clinical documentation technology and services to health systems, hospitals and group practices throughout the U.S. Our customers are located primarily in the United States; however, we provide technology to certain Canadian customers as a result of our acquisition of Vianeta. Our scale enables us to implement services for large, technologically sophisticated healthcare providers, while tailoring our services to meet the specific needs of each customer. Our integrated technology platforms enable us to quickly develop interfaces with our customers’ information systems. In addition, we provide flexible dictation options for physicians, flexible data review options for hospital administrators, steady workflow for our MLS and standard HL7-ready protocols throughout our infrastructure. Health Level Seven, or HL7, is the highest level of several American National Standards Institute accredited Standards Developing Organizations operating in the clinical and administrative domain within healthcare arena. HL7 supports such functions as security checks, participant identification, availability checks, exchange mechanism negotiations and data exchange structuring.
Clinical documentation, the process of converting dictated patient information into a text format for inclusion in the medical record, is an integral part of the medical records department for healthcare providers. Our clinical documentation process begins with a physician or other healthcare provider dictating into a recording device such as a telephone or handheld dictation device. The dictated voice file is then combined with patient demographic data from the medical facility’s information system and sent to an MLS. The MLS accesses the data and transcribes the voice file into a text document, which is sent back to the physician for approval. Once the physician accepts the document, the physician generally assumes responsibility for the content of the transcribed record and the transcribed record is incorporated into the medical record. The medical record is then coded for billing and other purposes.
We employ approximately 5,500 skilled MLS in the U.S., Canada and India. Approximately 2,100 of these skilled MLS work out of our two facilities in India. The combination of our domestic and global operations provides us with the flexibility to load balance demand for services across our entire MLS workforce. We have the flexibility to offer global services to those customers that wish to migrate to global services and to offer new customers a choice of domestic or global services, or a combination of both.
Domestic operations
We conduct our domestic operations through our corporate offices and major operations centers located in Franklin, Tennessee, St. Petersburg, Florida and Sterling, Virginia.
We have a staff of recruiting professionals who recruit and hire professionally trained and experienced MLS to meet our staffing needs. To maintain a steady flow of applicants, we regularly advertise on the internet and in trade journals and industry publications. We have established programs in conjunction with some of the largest transcription schools across the country to sponsor Spheris-customized medical transcription curricula with a guarantee of employing all graduates who met our hiring criteria.
We also have a staff of full-time educators responsible for the training of employees throughout our organization. We rely on online learning capabilities to make training sessions regularly available to MLS and other employees located throughout the country. These programs include career advancement programs designed to improve the skill level of our MLS to handle increasingly difficult medical transcription work. Regional supervisors are also accountable for the training of MLS in their region and work in conjunction with the training department to implement our continuing education programs.
Upon joining Spheris, new MLS are required to undergo a one- to two-week training program, encompassing a broad range of topics, including those that are relevant to all employees, such as Company orientation and systems training, as well as topics specific to the MLS position, such as specific vocabulary relevant to the assigned customer group. In addition, all employees are trained to comply with regulatory requirements, such as patient confidentiality and other HIPAA requirements. The initial MLS training is supplemented throughout an employee’s career by continuing education training sessions available to all employees via online learning platforms. These sessions range in duration from one hour to several days and cover a broad range of topics including word processing and office skills, company systems and customer-specific training, medical vocabulary skills, productivity skills, and HIPAA and corporate compliance.
In addition, we have implemented comprehensive quality assurance programs to help us maintain contractually required accuracy levels and meet our customers’ desired level of service. We also employ an experienced team of senior MLS that is specifically targeted to transcribe the most complex assignments and meet the critical needs of customers.

Global operations
We conduct our global operations out of facilities in Bangalore and Coimbatore, India.
Currently, we have approximately 2,100 MLS working out of our facilities in Bangalore and Coimbatore, India. These MLS enable us to utilize our skilled global labor force on a cost-effective basis and enhance our ability to respond to our customer needs 24 hours a day, seven days a week by providing a skilled labor pool of MLS for what traditionally have been difficult to staff, off hour and weekend shifts. We have refined our training and quality control procedures to implement best practices in our global operations and achieved ISO 9001:2000 certification for both our Bangalore and Coimbatore facilities. Additionally, to address potential security concerns, we have implemented rigorous security measures in our global facilities. These security measures include: (i) the maintenance of contained facilities, accessible only through encoded access cards, (ii) the maintenance of encrypted, pass code protected Web access interface and (iii) workstations that prohibit printing, copying and saving.
We recruit MLS for our global facilities primarily from a large number of college graduates in India through a combination of community outreach job fairs, expositions, newspaper advertisements and word of mouth. New MLS typically spend three months with our well established training partner improving their comprehension of the English language, honing basic medical transcription skills, improving proficiency with medical terminology and gaining comfort with our medical transcription platforms. At the end of this period, each MLS must take a proficiency exam. Upon passing the proficiency exam, the MLS enters six months of on-the-job training. At this time, the MLS joins one of the many work zones that are specifically designated for our new hires to improve productivity through the help of the team leaders and proprietary typing aids. During this training period, all of an MLS’ work is proofed by an experienced MLS to ensure quality and impart best practices aimed at improving productivity. As MLS become more experienced and productive, they can earn greater compensation through productivity incentives or by being promoted through the ranks to senior MLS status, proofreader or team leader.
Our Customers
We currently have contracts to provide services to approximately 500 health systems, hospitals and group practices. Our customer base encompasses a broad spectrum of client types, including for-profit and not-for-profit medical facilities, rural, suburban and urban medical facilities, from individual facilities to large networks. We also have contracts with several hospital group purchasing organizations, which are buying consortiums composed of hospitals that are able to obtain volume-related discounts on medical supplies and services, including medical transcription.
Consistent with industry practice, we generally charge for our services on a price per line basis, with the exception of medical transcription performed for certain specialized work types such as radiology and pathology, which are typically priced on a per report basis. Pricing is generally determined based on estimated customer volume levels, taking into account the number of physicians and the complexity of a client’s workflow. We also factor client requirements for onsite hardware, data input devices and installation and service and support needs into the contracted price. Our customer contracts are typically three years in duration and usually include automatic renewal clauses, subject to the cancellation rights of each party to the contract. Customer contracts are normally structured with payment terms of 30 days with adjustments for failure to meet quality and turnaround time performance requirements. Many contracts include annual consumer price index-based or fixed rate-based increases.
We believe we have developed strong working relationships with our customers by tailoring our services to meet the particular needs of each customer. No single customer accounted for more than 10% of revenues for the year ended December 31, 2006.
Sales and Marketing
We primarily target two types of potential customers: (i) those healthcare facilities currently performing medical transcription in-house and (ii) healthcare facilities that have already outsourced their medical transcription function, but are using a competitor.
Many of our target customers are large medical organizations currently utilizing in-house medical transcription resources, as these entities are the most likely to realize a financial benefit from outsourcing. We believe customers converting in-house transcription to our services realize a direct cost advantage compared to in-house transcription in addition to the benefits achieved through improved cash flow management. Additionally, our “partnership” approach to medical transcription emphasizes the process improvement benefits for the customer, including customer-tailored interfacing and workflow, higher quality and faster turnaround times that can be achieved by outsourcing the medical transcription function. Outsourcing the medical transcription function with our systems generally does not require a change in physician behavior, nor does it require a loss of employment for a facility’s in-house MLS, as we generally offer to hire the customer’s in-house MLS as our employees to continue to serve the customer’s account.
We also target hospitals and group practices that outsource their medical transcription function to a competitor, but are dissatisfied with their current service levels. Because these potential customers have already outsourced their medical transcription function, they typically can be brought on-line quickly through the numerous application programming interfaces that we have developed with minimal disruption to the healthcare facility.
In addition to the face-to-face interaction of our sales force with potential customers, we utilize various marketing initiatives to build brand awareness among our current and potential customers. We advertise regularly through (i) health information management-focused print and electronic trade journals; (ii) attendance at and sponsorship of industry trade shows sponsored by national organizations such as the American Health Information Management Association, Healthcare Information Management Systems Society, Healthcare Financial Management Association, and the Medical Group Management Association; (iii) numerous state and regionally sponsored trade show events; and (iv) special events we sponsor. Trade shows, in particular, have historically been a valuable source of new business. In addition, we maintain a website at www.spheris.com, which provides general information regarding our products and services.
Technological Capabilities
Our services are dependent on technology and require expertise in both hardware and software development. We have made significant investments to develop technologies beyond current customer requirements in an effort to enhance our customer offerings and to further improve the efficiencies of our MLS and increase our production capacities. During the fourth quarter of 2005, we entered into an agreement with a technology partner to advance the integration of speech recognition technology offerings into our medical transcription platforms. We also acquired a new medical transcription platform as a result of the acquisition of Vianeta on March 31, 2006. Throughout 2006, we continued to test our speech recognition technology prototype. These technology initiatives led to the successful launch of our Spheris Clarity™ product in October 2006, which includes embedded speech recognition. We also license certain of our intellectual property from third parties, including our speech recognition technology. As a result of our investments in technology, we have scalable technology platforms that allow us to deliver and analyze data, manage our MLS workforce and services, coordinate custom-tailored solutions with our clients and interface with our customers’ in-house systems without disrupting physician workflow. We believe our systems are capable of a service load significantly larger than our current service load, enabling us to leverage our existing technological infrastructure.
Our team of implementation technologists has developed customer-tailored interfaces built on industry standard HL7-ready protocols that provide the flexibility to serve a variety of different customer types. The consolidated systems architecture provides significant operational efficiencies by enabling easier training of system specialists, customers, MLS and help desk operators.
Our management believes our integrated technology approach differentiates us from our competition and that our medical information systems and technological infrastructure serve as a competitive advantage, increasing the efficiency of our employees and fulfilling the needs of our customers. We expect to be able to transfer customers to our next generation platforms if the customer so desires and has the technological ability to do so.
Spheris Clinical Documentation Platforms
Spheris utilizes a Web-based remote MLS network to deliver greater speed, accuracy and cost efficiencies to the clinical documentation process. In addition to its existing technological capabilities, Spheris acquired a new platform in connection with the acquisition of Vianeta, which was combined with the best attributes of its current medical transcription systems. Our technology initiatives led to the successful launch of our Spheris Clarity product in October 2006, which includes embedded speech recognition. The Spheris Clarity platform includes attributes of Spheris’ prior proprietary systems, as well as certain enhancements based on customer feedback and technology advancements, that manage dictation, transcription, workflow, electronic approvals, document management and reporting. Spheris also supports legacy medical transcription platforms for many of its existing customers, and we plan to migrate these customers to our next generation of technology on a mutually convenient conversion schedule. Features of our clinical documentation platforms include the following:
•	an ability to view, edit and electronically sign and print medical records from any computer with a Web browser;

•	secure private frame relay connections and virtual private network access;

•	password-protected transactions audit logged for compliance;

•	an ability to view a range of management and business intelligence reports;

•	system functionality provided for query, viewing, editing, printing, faxing, storage and uploading to the healthcare facility’s electronic medical records system;

•	an ability to integrate with the customer’s health information and dictation systems to ensure smooth implementations and transitions, with uninterrupted workflow;

•	an ability to assume responsibility for the servers, networks, software, secure lines and other critical components behind the customers’ clinical documentation needs, including assuming the burden of purchasing, maintaining and upgrading technology; and

•	all voice and text files are secured at one of our enterprise level national data centers, which are supported by emergency power and backup systems.
Intellectual Property
We rely upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements, contractual provisions and technical measures to protect the intellectual property used in our business. We also acquired certain patent applications in our acquisition of Vianeta, and are exploring the possibility of seeking protection on other potentially patentable inventions. We own a Federal trademark registration for the marks SPHERIS and HEALTHSCRIBE, a Federal trademark application for CLARITY and a pending trademark application for SPHERIS in India. We have ownership rights to numerous domain names, including “www.spheris.com” and other domain names that either are or may be relevant to conducting our business. Our inability to protect our trademarks or domain names adequately could have a material adverse effect on our business and impair our ability to protect and maintain our brand.
We also rely on a variety of intellectual property rights that we license from third parties, including various components of our clinical documentation platforms. Although we believe there are alternative technologies generally available to replace such licensed software, these third-party licenses may not continue to be available to us on commercially reasonable terms, or at all. Our loss or inability to maintain or obtain upgrades to any of these licenses, or inability to obtain alternative technologies, could harm us.
The steps we have taken to protect our proprietary rights may not be adequate, and we may not be able to secure patent protection or trademark or service mark registrations in the United States or in foreign countries. Third parties may infringe upon or misappropriate our patents, copyrights, trademarks, service marks and other intellectual property rights. It is possible that competitors or others will seek patent protection for technology related to our business and/or adopt product or service names similar to our trade names, which could impede our efforts to build brand identity and possibly lead to customer confusion. In the future, litigation may be necessary to enforce and protect our patents, trade secrets, copyrights and other intellectual property and proprietary rights. Litigation would divert management resources and be expensive, and may not effectively protect our intellectual property.
Competition
The clinical documentation outsourcing industry is highly fragmented. We estimate that the top ten firms in the industry account for less than 10% of the total outsourcing market. There are currently two large national service providers, one of which is Spheris and the other of which is MedQuist (OTC: MEDQ.PK), several mid-sized service providers with annual revenues between $10.0 million and $40.0 million, and hundreds of smaller, independent businesses. Most of the outsourcing providers are U.S. based, but there are several companies, including us, that have a global presence. Currently, we believe only the two large national providers have the capabilities to target large, technologically sophisticated healthcare providers on a consistent basis. Most mid-sized and smaller industry participants, especially most global companies, compete primarily on price, because they lack the service levels, scale and capability for technological integration necessary to target high-end customers on a consistent basis.
We also compete with in-house medical transcription departments of hospitals and group practices. We believe that approximately 50% of medical transcription services in our addressable market currently are performed in-house by healthcare facilities. To compete with in-house medical transcription departments, we must be able to provide a cost- effective alternative to in-house transcription by offering technology improvements, lower costs, faster turnaround times, higher quality, a scalable model and access to professional MLS.

In addition, as technology evolves, including the continued refinement of speech recognition technology, health information technology providers are attempting to provide services that replace, or reduce the need for, medical transcription. Furthermore, companies that provide services complementary to medical transcription, such as electronic medical records, coding and billing, may expand the services they provide to include medical transcription, and therefore, become competitors of ours.
Employees
As of February 28, 2007, we had approximately 6,100 employees, including approximately 5,500 MLS. None of our employees are represented by a labor union. We consider relations with our employees to be good.
Regulatory Matters
Virtually all aspects of the practice of medicine and the provision of healthcare services are regulated by federal or state statutes and regulations, by rules and regulations of state medical boards and state and local boards of health, and by codes established by various medical associations. We have attempted to structure our operations to comply with these regulations. Although we are not currently subject to direct regulation as an outsourcing services provider, future government regulation of the practice of medicine and the provision of healthcare services may require us to restructure our operations in order to comply with such regulations. Bills introduced during recent sessions of the U.S. Congress have sought to restrict the transmission of personally identifiable information regarding a U.S. resident to any foreign affiliate, subcontractor or unaffiliated third party without adequate privacy protections or without providing notice of the transmission and an opportunity to opt out. Some of the proposals would have required patient consent. The proposed laws would have imposed liability on healthcare businesses arising from the improper sharing or other misuse of personally identifiable information. Some proposals would have created a private civil cause of action that would have allowed an injured party to recover damages sustained as a result of a violation of the new law.
HIPAA also contains provisions regarding standardization of certain transactions, privacy, security and uniform identifiers in the healthcare industry. As a result of regulations that have been proposed and enacted under HIPAA, we have made and will continue to make investments to support customer operations in areas such as:
•	electronic transactions involving healthcare information;

•	privacy of individually identifiable health information; and

•	security of individually identifiable healthcare information and electronic signatures.
The HIPAA regulations governing the performance of certain transactions electronically established a standard format for the most common healthcare transactions, including claims, remittance, eligibility and claims status. Providers, plans and employers are also required to use standard identifiers. Regulations issued pursuant to HIPAA establish national privacy standards for the protection of individually identifiable health information. A substantial part of our activities involves the receipt or delivery of confidential health information concerning patients of our customers in connection with the provision of transcription services to participants in the healthcare industry. As a result, we are required by contracts with our customers to comply with certain aspects of the HIPAA privacy regulations. Our contractual obligations may restrict the manner in which we transmit and use certain information.
The HIPAA security regulations established security requirements for electronic individually identifiable health information. The regulations require covered healthcare providers to implement administrative safeguards, physical safeguards, technical security services and technical security mechanisms with respect to information that is electronically maintained or transmitted in order to protect the confidentiality, integrity and availability of individually identifiable health information. We are required by contracts with our customers to protect the security of this information. Regulations establishing standards for electronic signatures have been proposed but not finalized.
We have designated a HIPAA compliance officer and have implemented physical, technical and administrative safeguards related to the access, use and/or disclosure of individually identifiable health information to help ensure the privacy and security of this information consistent with the requirements of HIPAA. Although it is not possible to anticipate the total effect of these regulations, the Company has made and continues to make investments in systems to support customer operations that are regulated by HIPAA.

Item 1A. Risk Factors
Our business is subject to various risks and uncertainties, including those set forth below. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of the risks set out or referred to below actually occur, our business, financial condition or results of our operations could be materially adversely affected.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our business, harm our ability to react to changes in the economy or our business and prevent us from fulfilling our obligations under our indebtedness, including our senior secured credit facilities and the indenture relating to our senior subordinated notes.
As of December 31, 2006, our total indebtedness was $198.5 million, excluding unused letters of credit of $2.4 million under our revolving loan facility.
Our substantial debt could have important consequences. For example, it could:
•	increase our vulnerability to general economic downturns and adverse competitive and industry conditions;

•	require us to dedicate all or a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to competitors that have less debt;

•	limit our ability to raise additional financing for working capital, capital expenditures, research and development, acquisitions and general corporate purposes on satisfactory terms or at all; and

•	make it more difficult for us to satisfy our financial obligations.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Our interest expense could increase if interest rates increase, because our debt under the credit agreement governing our senior secured credit facilities, which includes a $75.0 million term loan facility and a revolving loan facility of $25.0 million, bears interest at floating rates, generally either at the adjusted LIBO rate plus an applicable margin or the alternate base rate plus an applicable margin. The alternate base rate is the greater of (x) JPMorgan Chase Bank, N.A.’s prime rate and (y) 50 basis points over the weighted average of the rates on overnight federal funds as published by the Federal Reserve Bank of New York.
The terms of our senior secured credit facilities and the indenture relating to our senior subordinated notes may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions that may be in our long-term best interests.
Our senior secured credit facilities and the indenture relating to our senior subordinated notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. Our senior secured credit facilities and the indenture relating to our senior subordinated notes include covenants restricting, among other things, our ability to:
•	incur, assume or permit to exist additional indebtedness or guarantees;

•	incur liens and engage in sale-leaseback transactions;

•	make loans and investments;

•	declare dividends, make payments on or redeem or repurchase capital stock;

•	engage in mergers, acquisitions and other business combinations;

•	prepay, redeem or purchase certain indebtedness;

•	amend or otherwise alter terms of our material indebtedness and other material agreements;

•	engage in transactions with affiliates;

•	alter the business that we conduct (and, in the case of our direct parent, Spheris Holding II, Inc. (“Spheris Holding II”), engage in any business activities other than those incidental to its ownership of us);

•	permit restrictions on the ability of our subsidiaries to pay dividends on their capital stock, make loans or advances or to repay indebtedness, or transfer property to us or our other subsidiaries; and

•	sell or otherwise dispose of assets, including capital stock of subsidiaries.
As of and for the period ending December 31, 2006, the senior secured credit facilities required that we comply with the following financial covenants: a minimum interest coverage ratio test (currently 1.35 to 1.0), a capital expenditure test (currently not to exceed $14.0 million for 2007) and a maximum leverage ratio test (currently 7.25 to 1.0). These financial covenants will become more restrictive over time beginning in the third quarter of 2007. Our ability to meet those financial ratios and tests can be affected by events beyond our control and we cannot assure you that we will meet those tests.
A breach of any of these covenants or the inability to comply with the required financial covenants could result in a default under our senior secured credit facilities or senior subordinated notes. If any such default occurs, the lenders under our senior secured credit facilities and the holders of the senior subordinated notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under our senior secured credit facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under our senior secured credit facilities, the lenders under those facilities will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the senior subordinated notes. If the debt under our senior secured credit facilities or the senior subordinated notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.
We may not be able to fulfill our repurchase obligations in the event of a change of control which would result in a default under the indenture governing the senior subordinated notes.
Upon the occurrence of any change of control (as defined in the indenture for the senior subordinated notes), we will be required to make a change of control offer to repurchase the senior subordinated notes. Any change of control also would constitute a default under our senior secured credit facilities. Therefore, upon the occurrence of such a change of control, the lenders under our senior secured credit facilities would have the right to accelerate their loans, and we would be required to repay all of our outstanding obligations under our senior secured credit facilities. Also, as our senior secured credit facilities will generally prohibit us from purchasing any notes, if we do not repay all borrowings under our senior secured credit facilities first or obtain the consent of the lenders under our senior secured credit facilities, we will be prohibited from purchasing the senior subordinated notes upon a change of control. Under certain circumstances a sale of substantially all of our assets could constitute a change of control. Although there is a limited body of case law interpreting the phrase “substantially all,” there is no precise established definition of the phrase under applicable law. Accordingly, the ability of a holder of senior subordinated notes to require us to repurchase such notes as a result of a sale, lease, transfer, conveyance or other disposition of less than all of our assets and the assets of our subsidiaries taken as a whole to another person or group may be uncertain.
In addition, if a change of control occurs, there can be no assurance that we will have available funds sufficient to pay the change of control purchase price for any of the senior subordinated notes that might be delivered by holders of the senior subordinated notes seeking to accept the change of control offer and, accordingly, none of the holders of the senior subordinated notes may receive the change of control purchase price for their senior subordinated notes. Our failure to make the change of control offer or to pay the change of control purchase price when due would result in a default under the indenture governing the senior subordinated notes.

We have a history of losses and accumulated deficit and expect to incur losses in the future.
We have a history of net losses. For the years ended December 31, 2006, 2005 and 2004, our net losses have been $12.2 million, $10.2 million and $3.0 million, respectively. As of December 31, 2006, we had an accumulated deficit of $23.7 million. We expect to continue incurring losses for the foreseeable future due to our direct operating costs, significant interest expense on our outstanding debt and non-cash depreciation and amortization charges, and those losses could be substantial. We will need to generate significantly higher revenue, or reduce costs, to achieve profitability, which we may be unable to do. Even if we do achieve profitability, we may not be able to sustain or increase our profitability in the future.
Our ability to grow and service our customers depends on our ability to effectively manage our global production capacity, including our ability to recruit, train and retain qualified MLS and maintain high standards of quality service in our operations, which we may not be able to do.
Our company’s success depends, in part, upon our ability to effectively manage our global production capacity, including our ability to attract and retain qualified MLS who can provide accurate medical transcription. There is currently a shortage of qualified MLS in the U.S. and increased workflow has created industry-wide demand for quality MLS. As a result, competition for skilled MLS is intense. We have expanded our global MLS resources in an effort to address the pressures created by the shortage of domestic MLS. However, we cannot assure you that this strategy will be sufficient to alleviate any issues caused by the shortage. Because medical transcription is a skilled position in which experience is valuable, we require that our MLS have substantial experience or receive substantial training before being hired. Competition may force us to increase the compensation and benefits paid to our MLS, which could reduce our operating margins and profitability. In addition, failure to recruit and retain qualified MLS may have an adverse effect on our ability to service our customers, manage our production capacity and maintain our high standards of quality service. An inability to hire and retain a sufficient number of MLS would have a negative impact on our ability to grow. In an effort to more efficiently allocate our MLS resources, we may decide to renegotiate or terminate certain unprofitable contractual relationships. This decision could reduce our revenues causing a negative impact on our financial results.
Our success will depend on our ability to adapt and integrate new technology into our clinical documentation platforms to improve our production capabilities and expand the breadth of our service offerings, as well as our ability to address any potential unanticipated problems with our information technology systems, which we may not be able to do quickly, or at all.
Our ability to remain competitive in the clinical documentation industry is based, in part, on our ability to develop and utilize technology in the services that we provide to our customers to improve our production capabilities and expand the breadth of our service offerings. Because our services are an integral part of our customers operations, we also must quickly address any unanticipated problems with our information technology systems that could cause an interruption in service or a decrease in our responsiveness to customers. Furthermore, as our customers advance technologically, we must be able to effectively integrate our platforms with their systems and provide advanced data collection technology. We plan to further develop and integrate new technologies, such as speech recognition, into our current service structure to give our clients high-quality and cost-effective services and continually seek to improve our clinical documentation and related service offerings. We also may need to further develop technologies to provide services comparable to those of our competitors as they develop new technology. If we are unable to effectively develop and integrate new technologies, we may not be able to expand our technology and service offerings or compete effectively with our competitors. In addition, if the cost of developing and integrating new technologies is high, we may not realize the cost benefits we expect.
We compete with many others in the market for clinical documentation services which may result in lower prices for our services, reduced operating margins and an inability to increase our market share and expand our service offerings.
We compete with other outsource clinical documentation service companies in a very fragmented market that includes national, regional and local service providers, as well as service providers with global operations. These companies offer products and services that are similar to ours and compete with us for both customers and qualified MLS. We also compete with the in-house medical transcription staffs of our customers. While we attempt to compete on the basis of fast, predictable turnaround times and consistently high accuracy and document quality, all offered at a reasonable price, there can be no assurance that we will be able to compete effectively against our competitors or timely implement new products and services. Many of our competitors attempt to differentiate themselves by offering lower priced alternatives to the premium outsourced medical transcription services offered by us. Increased competition and cost pressures affecting the healthcare markets in general may result in lower prices for our services, reduced operating margins and the inability to increase our market share.

As technology evolves, including the continued refinement of speech recognition technology, health information technology providers are attempting to provide services that replace, or reduce the need for, medical transcription. Furthermore, companies that provide services complementary to medical transcription, such as electronic medical records, coding and billing, may expand the services they provide to include medical transcription. Current and potential competitors may have financial, technical and marketing resources that are greater than ours. As a result, competitors may be able to respond more quickly to evolving technological developments or changing customer needs or devote greater resources to the development, promotion or sale of their technology or services than we can. In addition, competition may increase due to consolidation of medical transcription companies. As a result of such consolidation, there may be a greater number of providers of medical transcription services with sufficient scale and service mix to attract additional customers. Current and potential competitors may establish cooperative relationships with third parties to increase their ability to attract our current and potential customers.
Potential customers may be reluctant to outsource or change the providers of their clinical documentation services as a result of the cost and potential for disruption in services since medical transcription is a critical element of their operations.
The upfront cost involved in changing clinical documentation providers or in converting from an in-house medical transcription department to an outsourced provider may be significant. Many customers may prefer to remain with their current provider or keep their medical transcription in-house rather than incur these costs or experience a potential disruption in services as a result of changing service providers. Also, as the maintenance of accurate medical records is a critical element of a healthcare provider’s ability to deliver quality care to its patients and to receive proper and timely reimbursement for the services it renders, potential customers may be reluctant to outsource such an important function.
We may pursue future acquisitions which could require us to incur additional debt and assume contingent liabilities and expenses, and we may not be able to effectively integrate newly acquired operations.
A significant portion of our historical growth has occurred through acquisitions, and we may pursue acquisitions in the future. For example, we may pursue acquisitions of medical transcription companies, companies providing technological support to the industry and companies that provide complementary products and services. On March 31, 2006, we completed our merger with Vianeta, a developer and supplier of enterprise-wide clinical documentation for group practices, hospitals and health systems. Acquisitions, including the acquisition of Vianeta, involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. We cannot guarantee that if we decide to pursue future acquisitions we will be able to identify attractive acquisition opportunities or successfully integrate any business or asset we acquire into our existing business. Future acquisitions may involve high costs and would likely result in the incurrence of debt and contingent liabilities and an increase in interest expense and amortization expenses or periodic impairment charges related to goodwill and other intangible assets, as well as significant charges relating to integration costs.
We cannot guarantee that we will be able to successfully integrate any business we acquire into our existing business or that any acquired businesses will be profitable. The successful integration of new businesses depends on our ability to manage these new businesses effectively. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to service and attract customers. In addition, because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight. Our inability to complete the integration of any new businesses we pursue in a timely and orderly manner could reduce our revenues and negatively impact our results of operations.
If our intellectual property is not adequately protected or if we are unable to renew our intellectual property licenses, we may lose our market share to our competitors and be unable to operate our business profitably.
Our success depends, in part, upon our proprietary technology and our ability to license and renew third-party intellectual property. We regard some of the software underlying our services, including our clinical documentation platforms and interfaces, as proprietary, and we rely primarily on a combination of intellectual property laws, confidentiality agreements, contractual provisions and technical measures to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our intellectual property or to obtain and use information that we regard as proprietary. There can be no assurance that our proprietary information will not be independently developed by competitors. There can be no assurance that the intellectual property we own or license will provide competitive advantages or will not be challenged or circumvented by our competitors.

We also depend on third-party licenses for certain intellectual property that we use, including speech recognition technology. We may not be able to renew these licenses on substantially similar terms, if at all, when they expire or terminate and we may incur high costs in finding replacement intellectual property, if we are able to find a replacement at all.
If we fail to comply with extensive laws and government regulations applicable to us and our customers and our contractual obligations, including those relating to HIPAA and industry scrutiny of billing practices relating to the counting of transcription lines, we could suffer material penalties and liabilities or be negatively impacted as a result of our customers being subject to material penalties and liabilities.
The healthcare industry, including our company, is required to comply with extensive and complex laws and regulations at the federal and state levels. Although many regulatory and governmental requirements do not directly apply to our operations, our customer hospitals and other healthcare providers must comply with a variety of requirements, including regulations and laws protecting the confidentiality and security of individually identifiable health information. In particular, the provisions of HIPAA require healthcare providers, including our customers, to have confidentiality agreements in place with medical transcription companies, whereby we are required to protect the confidentiality of individually identifiable health information we create or receive. To the extent that the laws of the states in which we or our customers operate are more restrictive than HIPAA, we must also comply with those laws. Further, our customers are required to comply with HIPAA security regulations that govern the availability, integrity and confidentiality of electronic individually identifiable health information. We are required by contracts with our customers to protect the security of electronic information we handle for our customers consistently with these regulations. To comply with our contractual obligations, we may have to reorganize processes and invest in new technologies. We also are required to train personnel regarding HIPAA requirements. If we, or any of our MLS, are unable to maintain the privacy and security of the medical data that is entrusted to us, our customers could be subject to civil and criminal fines and sanctions and we could be found to have breached our contracts with our customers. In addition, recently there has been scrutiny in the industry of billing practices relating to the counting of transcription lines, and such scrutiny could extend to our contracts and practices.
As noted above, we may expand our product offering to include complementary services. Certain complementary services may subject us to additional federal and state laws and regulations. For instance, in the event we expand our products and services to include health claim coding services, extensive federal and state requirements apply to the submission and creation of healthcare claims and the healthcare billing process. If we fail to comply with these requirements, we and our customers could be subject to significant civil and criminal penalties related to the submission of false claims. We could also be found to have breached our customer contracts. In addition, if we perform coding services, we could be deemed to be a healthcare clearinghouse and, thereby, directly subject to HIPAA regulations governing the electronic performance of certain transactions, the privacy of individually identifiable health information, and the security of electronic individually identifiable health information. Failure to comply with these regulations could result in significant civil and criminal penalties.
Legislative changes and possible negative publicity may impede our ability to utilize our global service capabilities.
In recent sessions, the U.S. Congress has considered legislation that would restrict the transmission of personally identifiable information regarding a U.S. resident to any foreign affiliate, subcontractor or unaffiliated third party without adequate privacy protections or without providing notice of the transmission and an opportunity to opt out. Some of the proposals considered would have required patient consent and imposed liability on healthcare businesses arising from the improper sharing or other misuse of personally identifiable information. Congress also has considered creating a private civil cause of action that would allow an injured party to recover damages sustained as a result of a violation of these proposed restrictions. A number of states have also considered, or are in the process of considering, prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States. Further, as a result of this negative publicity and concerns regarding the possible misuse of personally identifiable information, some of our customers have contractually limited our ability to use our global MLS. If legislation of this type is enacted, our ability to utilize global labor may be impeded, and we may be subject to sanctions for failure to comply with the new mandates of the legislation. Further, use of global MLS may increase our risk of violating our contractual obligations to our customers to protect the privacy and security of individually identifiable health information provided to us.
Our global operations expose us to financial and operational risk.
We have significant operations in India through our wholly-owned foreign subsidiary, SIPL. Risks are inherent in international operations, including:
•	the possibility of currency controls;

•	currency fluctuations and devaluations;

•	political, economic and social instability;

•	potential restrictions on investments;

•	hyper-inflation;

•	changes of laws and regulations, including withholding and other tax laws and regulations; and

•	the potential for expropriation or nationalization of enterprises.
We fund our Indian operations through transfers of U.S. dollars only as required pursuant to our services agreement with our Indian subsidiary. To the extent that we need to bring currency to the United States from our global operations, we may be adversely affected by foreign withholding taxes and currency control regulations. Additionally, we are subject to transfer pricing tax laws and regulations. Our interpretation of these transfer pricing laws and regulations may from time-to-time be challenged by the Indian income tax authorities and could be subject to audit. In that regard, SIPL recently received a notification of a tax assessment, including penalties and interest, of $1.6 million resulting from a transfer pricing tax audit by Indian income tax authorities for the fiscal tax period ended March 31, 2004. In January 2007, we filed a formal appeal with the India Commissioner of Income Tax citing numerous grounds for the removal of the proposed transfer pricing assessment. We intend to vigorously pursue all avenues with the Indian taxing authorities, legal and administrative agencies, and if necessary the Indian courts to rescind the assessment. If, in the future, this settlement were to have a negative outcome, it could have a material impact on our consolidated financial statements and results of operations.
Our inability to attract, hire or retain necessary technical and managerial personnel could negatively impact our ability to develop and implement new technology and service our customers.
Our company is heavily dependent upon our ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled technical, development, implementation and production management personnel who assist in the development, implementation and production management of the clinical documentation services that we provide to our customers. Due to the critical role of our system development, implementation and production management personnel, the inability to recruit successfully or the loss of a significant number of these personnel would negatively impact our ability to develop and implement new technology and service our customers. Our industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that we will be able to retain our current personnel, or that we will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future.
Warburg Pincus controls us, and their interests may conflict with the interests of our security holders.
Affiliates and designees of Warburg Pincus beneficially own a majority of our outstanding common stock. Subject to the provisions of a Stockholders Agreement among the stockholders of our indirect parent, Spheris Holding III, which, in certain instances, grants TowerBrook Capital Partners LLC (“TowerBrook”) the right to designate two members of our board of directors, Warburg Pincus will be able to cause the election of all of the members of our board of directors, the appointment of new management and the approval of any action requiring the approval of our stockholders, including amendment of our certificate of incorporation and mergers or sales of substantially all of our assets. The directors elected by Warburg Pincus and, in certain instances, TowerBrook will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. Furthermore, without the approval of the board of directors, which approval must include the affirmative vote of at least one director designated by Warburg Pincus, Spheris Holding III will not, and will not permit any subsidiary to, sell, lease or dispose of assets in excess of $5.0 million outside of the ordinary course of business, incur indebtedness for borrowed money in excess of $2.0 million in any fiscal year, make capital expenditures in any fiscal year in excess of an amount equal to 110% of the capital expenditures described in the operating plan of Spheris Holding III, as approved by the board of directors of Spheris Holding III, for such fiscal year, engage in any material business or activity other than that described in the operating plan, materially change its accounting methods or policies or change its auditors, increase the compensation of its senior executives other than as described in the operating plan, approve the operating plan or take, agree to take or resolve to take any actions in furtherance of any of the foregoing. Our interests and the interests of our affiliates, including Warburg Pincus and TowerBrook, could conflict with the interests of our security holders.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We are headquartered in Franklin, Tennessee with major operations in St. Petersburg, Florida, Sterling, Virginia, Bangalore, India and Coimbatore, India. We do not own any real property. We currently lease 70,209 square feet of office space in Franklin, Tennessee, which houses our corporate headquarters and our Tennessee data center. This lease is scheduled to expire in October 2016. We also lease 4,680 square feet of office space in Nashville, Tennessee for storing, shipping and redeployment of computers. This lease is scheduled to expire in April 2008. In addition, we lease 17,585 square feet of office space in St. Petersburg, Florida where several operational employees are located, including our help desk operations. This lease is scheduled to expire in September 2007. We also lease 23,407 square feet of office space in Sterling, Virginia, which houses a data center. This lease is scheduled to expire in December 2013. We lease 54,500 square feet of space in Bangalore, India, and 38,987 square feet of space in Coimbatore, India, where our global transcription facilities are located. These leases are scheduled to expire in April 2008 and April 2015, respectively.
Item 3. Legal Proceedings
Although from time to time we are subject to various legal proceedings in the course of conducting our business, we are not currently a party to any material pending legal proceeding nor, to our knowledge, is any legal proceeding currently threatened against us.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of March 30, 2007, 100% of our capital stock outstanding was owned by Spheris Holding II, our sole stockholder. No established public trading market currently exists for our capital stock. During the years ended December 31, 2006 and 2005, we did not pay any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend, instead, to retain any future earnings for reinvestment in our business or other corporate purposes. Any future determination as to the payment of dividends will be made at the discretion of our board of directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as the board of directors deems relevant.
Our ability to pay dividends is also restricted by our senior secured credit facilities and the indenture governing our senior subordinated notes.
Item 6. Selected Financial Data
The selected statements of operations data for the three-year period ended December 31, 2006 and the balance sheet data as of December 31, 2006 and 2005 are derived from our audited financial statements, which are included below in Item 8. Financial Statements and Supplementary Data. The selected statement of operations data for the years ended December 31, 2003 and 2002 are derived from our audited financial statements, which are not included in this Report. The financial results of acquired companies have been included in the selected financial data as of the date of acquisition. You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this Report.
To assist in the comparability of our financial results and facilitate an understanding of our results of operations for the five-year period ended December 31, 2006, the following overview and analysis combines our results of operations for January 1, 2004 through November 5, 2004 with our results of operations for November 6, 2004 through December 31, 2004 to discuss results for the year ended December 31, 2004 and compare such combined results with our results of operations for the year ended December 31, 2005. All periods prior to the November 2004 Recapitalization are sometimes referred to as the Predecessor throughout this document. Results of operations of acquired companies are included in the results below following the date of acquisition.

				November	Predecessor
			Combined	6, 2004	January 1,
	Year Ended	Year Ended	Year Ended	through	2004 through
	December	December	December	December	November 5,	Year Ended December 31,
	31, 2006	31, 2005	31, 2004	31, 2004	2004	2003	2002
	(Amounts in Millions)
Statement of Operations:
Net revenues	$207.1	$209.0	$152.7	$23.9	$128.8	$90.0	$18.7
Direct costs of revenues (exclusive of depreciation and amortization below)	152.1	154.3	113.8	18.0	95.8	66.7	16.1

Gross profit	55.0	54.7	38.9	5.9	33.0	23.3	2.6

Selling, general and administrative expenses	24.4	23.6	18.8	2.7	16.1	13.4	6.2
Depreciation and amortization	26.6	26.6	14.2	3.4	10.8	9.0	2.1

Operating income (loss)	4.1	4.5	5.8	(0.2)	6.1	0.9	(5.7)

Loss on refinance of debt	—	—	4.6	0.3	4.3	—	—
Interest expense, net	21.1	20.3	4.6	1.5	3.1	2.6	—
Other (income) loss	(0.4)	(0.4)	—	—	—	—	0.1

Net loss before income taxes	(16.6)	(15.4)	(3.3)	(2.0)	(1.3)	(1.7)	(5.7)
Income taxes	(4.5)	(5.1)	(0.3)	(0.8)	0.5	—	—

Net loss	$(12.2)	$(10.2)	$(3.0)	$(1.3)	$(1.8)	$(1.7)	$(5.7)

Balance Sheet Data (end of period):
Unrestricted cash and cash equivalents	$6.3	$7.3	$6.1			$5.9	$1.0
Total assets	315.7	320.3	342.1			78.7	9.8
Total capital lease obligations	0.1	0.3	0.5			—	—
Total debt	198.5	199.3	201.0			49.8	—
Total stockholders’ equity	86.6	90.7	100.6			16.7	7.8
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion also provides an overview of our business and recent transactions, together with a summary of our critical accounting policies and estimates. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Item 1A “Risk Factors” and elsewhere in this Report.
OVERVIEW
We are a leading outsource provider of clinical documentation technology and services to approximately 500 health systems, hospitals and group practices throughout the United States, with significant scale in the highly fragmented clinical documentation marketplace. As of December 31, 2006, we employed approximately 5,500 skilled MLS in the U.S., Canada and India. Approximately 2,100 of these MLS work out of our two facilities in India, making us one of the largest global providers of medical transcription technology and services in the industry. We provide a quality, value-added clinical documentation technology and services solution with flexible dictation options for our physician clients, well managed work flow and protocols through our proprietary MLS workstation software and integrated medical transcription platforms.
Clinical documentation is the process of converting dictated patient information into a text format for inclusion in the medical record and is an integral part of the medical records department for healthcare providers. We believe an increase in demand for clinical documentation services will be driven by:
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, income taxes, intangible assets, long-term contracts and other contingencies. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing elsewhere in this Report, we believe that the following accounting policies are most critical to aid you in fully understanding and evaluating our reported financial results.
Revenue Recognition
We use revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 and our customer contracts contain multiple elements of services as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). In accordance with the provisions of EITF No. 00-21 and related guidance for the individual elements, the Company records service revenues as the services are performed and defers one-time fees and recognizes the revenue over the life of the applicable contracts. Software licensing revenues are recognized upon culmination of the earnings process, as defined under the provisions of the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, which is typically upon completion of installation of software at a customer location. Clinical documentation services are provided at a contractual rate, and revenue is recognized when the provision of services is complete including the satisfaction of the following criteria: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company monitors actual performance against contract standards and provides for credits against billings as reductions to revenues.
Allowance for Doubtful Accounts
We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of a specific customer, historical trends and other information. Account receivables are written off against the allowance for doubtful accounts when accounts are deemed to be uncollectible on a specific identification basis. The determination of the amount of the allowance for doubtful accounts is subject to judgment and estimation by management. Increases to the allowance may be made if circumstances or economic conditions deteriorate.

Accounting for Goodwill, Intangibles and Other Long-Lived Assets
We account for goodwill, intangibles and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). We measure for impairment using cash flow and market based models to determine the estimated fair value of our reporting unit. Our models contain significant assumptions and accounting estimates about discount rates, future operating results and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future. We perform our goodwill impairment test annually and whenever events or changes in facts or circumstances indicate that impairment may exist.
In accordance with SFAS No. 144, when events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired, we prepare projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value may be estimated based upon internal evaluations that include quantitative analysis of revenues and cash flows, reviews of recent sales of similar assets and independent appraisals.
Income Taxes
We account for income taxes utilizing the asset and liability method prescribed by the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date. We account for income taxes associated with SIPL, our Indian subsidiary, in accordance with Indian tax guidelines and are eligible for certain tax holiday programs pursuant to Indian law.
Stock-Based Compensation
During periods from inception in 2001 through the November 2004 Recapitalization, Holdings issued equity instruments to employees of the Company as compensation to those employees. The Company has presented the effects of this equity-based compensation in its statements of operations with corresponding credits to capital contributions in accordance with Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Subsequent to the November 2004 Recapitalization, Spheris Holding III has issued, at various times, restricted stock and stock option grants to the Company’s employees and the Company’s non-employee directors. These restricted stock and stock option grants have been reflected as compensation expense in the Company’s accompanying consolidated statements of operations, due to benefits received by the Company. These restricted stock and stock option grants were valued at fair market value on the date of grant using third-party valuations and typically vest over a three or four-year period from the award date. Accordingly, compensation expense is currently being recognized ratably over the applicable vesting periods.
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB No. 25 and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. Under SFAS No. 123(R), the Company is required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The fair value of all share-based payments received by the Company’s employees, non-employee directors and other designated persons providing substantial services to the Company is based on the fair value assigned to equity instruments issued by the Company’s indirect parent, Spheris Holding III. Compensation expense is currently being recognized ratably over the applicable vesting periods.
Self-Insurance
We are significantly self-insured for employee health and workers’ compensation insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for these insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us, as well as the use of third-party actuarial valuations of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments or by the effectiveness of our strategies.

RESULTS OF OPERATIONS
Net Revenues and Expense Components
The following descriptions of the components of net revenues and expenses apply to the comparison of results of operations for the periods presented.
Net Revenues. Net revenues are generated primarily from the provision of clinical documentation and related services to healthcare providers, including the sale and licensing of clinical documentation software products. Historical net revenue growth has been driven by revenue from acquisitions, market share gains from competitors, new business from increased outsourcing of in-house medical transcription departments and revenue growth from existing customers. Other factors affecting net revenues include customer retention, competing technologies and price stability. Net revenues from existing customers are primarily driven by three factors: (i) adding new departments within existing customers, (ii) growth in the number of authors at customer sites and (iii) growth in transcribed lines per author (generally resulting from increased documentation of patient encounters and increased familiarity with our clinical documentation system). Additionally, net revenues are impacted by contractual revenue adjustments, which represent credits against billings and ultimately reductions to revenues. We monitor actual performance against contract standards and record credits against billings when the contract standards are not met. We have historically experienced no material seasonal fluctuation that affects operating results.
Direct Costs of Revenues. Direct costs of revenues consist primarily of salaries of, and employee benefits for, MLS and the functions that support our clinical documentation services, including: (i) MLS managers and personnel involved with helpdesk services, (ii) new customer implementation, (iii) MLS recruiting, (iv) training, (v) account services, (vi) telecommunications support and (vii) other applications support. Other direct costs include telecommunication costs and other production-related operating expenses, including: (i) MLS recruitment advertising, (ii) maintenance and support for hardware and software, (iii) travel for support personnel, (iv) bad debt expense, (v) professional fees, (vi) shipping and (vii) supplies. Additionally, direct costs of revenues include the costs of the development of software products. Direct costs of revenues do not include depreciation and amortization, which are discussed below.
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
Executive Summary
Our long-term strategy is to be the clinical documentation industry leader by providing technology and outsourced services to healthcare providers supported by a global workforce network. The clinical documentation industry, as a whole, continues to be challenged by on-going issues related to a shortage of qualified MLS in the U.S. market, as well as challenges of adapting and integrating new technology into medical transcription service offerings to improve production capabilities and expand the breadth of services offered. The increased demand for electronic health records and shorter turnaround times for transcribed medical records is placing additional pressure on the clinical documentation industry. We have identified various initiatives to address these industry pressures and capitalize on opportunities to improve the quality and breadth of our technology and service offerings. Some of these initiatives include increasing utilization of our global MLS capacity, improving our MLS recruiting, training and retention programs, reviewing our resource allocation strategies to increase MLS productivity levels and making additional investments in technology.
Because of the industry-wide domestic MLS capacity shortage, we acquired HealthScribe, with its global capabilities, in December 2004. We also expanded our global capacity by adding a second facility in Coimbatore, India, which became operational during the third quarter of 2005. Additionally, we reevaluated the financial terms, production obligations and profitability of existing customer contracts. We identified those customers we considered to be low-margin accounts, which were primarily those that we inherited from acquisitions. Accordingly, we terminated contracts aggregating $4.2 million of annualized business during 2005, as those identified customers did not contribute an acceptable operating margin to our financial performance. We also implemented new domestic MLS training and career advancement programs during 2005 and 2006 to increase the supply of qualified domestic MLS. Overall, the impact of the industry-wide MLS capacity shortage was a major contributing factor to the reduction in net revenues during 2006, as compared to the same period in 2005, due to the customers we terminated, as well as additional customers we lost.

During 2005 and 2006, we continued to invest in advanced technologies to enhance our customer offerings and to further improve the efficiencies of our MLS, thereby increasing our production capacities. During the fourth quarter of 2005, we entered into an agreement with a technology partner to advance the integration of speech recognition technology offerings into our clinical documentation platforms. We also consummated our acquisition of Vianeta on March 31, 2006. Throughout 2006, we continued to test our speech recognition technology prototype. These technology initiatives led to the successful launch of our Spheris Clarity™ product in October 2006, which includes embedded speech recognition.
The Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Net Revenues. Net revenues were $207.1 million for the year ended December 31, 2006 as compared to $209.0 million for the year ended December 31, 2005. The decrease in net revenues during the year ended December 31, 2006, compared to the prior year, was primarily due to a $2.2 million impact during 2006 from customer contracts we terminated in 2005, as the contracts did not contribute an acceptable operating margin to our financial performance.
Direct Costs of Revenues. Direct costs of revenues were $152.1 million, or 73.4% of net revenues, for the year ended December 31, 2006 compared to $154.3 million, or 73.8% of net revenues, for the year ended December 31, 2005. The decrease in direct costs of revenues was primarily due to a $1.8 million reduction in MLS compensation costs related to customer contracts we terminated during 2005. Additionally, we realized an incremental $0.4 million of integration savings related to the HealthScribe acquisition during 2006, as compared to the prior year period. The decrease in direct costs of revenues during 2006, as compared to 2005, was partially offset by a $0.7 million write-off and amortization of technology acquired as part of the Vianeta acquisition.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $24.4 million, or 11.8% of net revenues, for the year ended December 31, 2006 compared to $23.6 million, or 11.3% of net revenues, for the year ended December 31, 2005. The increase in selling, general and administrative expenses during 2006 was due largely to costs of $2.3 million resulting from technology and platform investments related primarily to the implementation of the new Spheris Clarity platform and related speech recognition initiatives. Selling, general and administrative costs during 2006 also included $0.5 million of severance and other compensation-related costs incurred during the second quarter of 2006. In 2006, we also incurred $0.3 million in costs associated with our Franklin, Tennessee corporate headquarters office relocation and Sterling, Virginia office sublease. These increases in selling, general and administrative expenses were partially offset by $1.0 million from incremental integration savings related to the HealthScribe acquisition as compared to the prior year.
Depreciation and Amortization. Depreciation and amortization was $26.6 million, or 12.8% of net revenues, for the year ended December 31, 2006 compared to $26.6 million, or 12.7% of net revenues, for the year ended December 31, 2005. Amortization expense for the year ended December 31, 2006 included $0.6 million related to the impairment of one of our legacy platforms, which will no longer be used once the remaining customers using this platform are transitioned to another platform, which is currently expected to occur during 2007. In accordance with SFAS No. 144, we used future cash flows expected to be generated from this legacy platform’s remaining customers in order to determine the impairment amount.
Interest Expense. Interest expense was $21.1 million, or 10.2% of net revenues, for the year ended December 31, 2006 compared to $20.3 million, or 9.7% of net revenues, for the year ended December 31, 2005. Interest expense increased during 2006 compared to 2005 due to increased interest rates on our senior secured credit facilities.
Income Taxes. We recognized a $4.5 million income tax benefit during the year ended December 31, 2006 versus a $5.1 million income tax benefit for the year ended December 31, 2005. The change in our total effective tax rate was due to changes in the expected utilization of state net operating loss carryforwards, the expiration of certain tax holidays at our facilities located in India, and an increase in our valuation allowance related to our federal net operating loss carryforwards.
The Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
Net Revenues. Net revenues increased to $209.0 million for the year ended December 31, 2005 from $152.7 million for the prior year. Net revenues increased approximately $55.4 million during 2005 as compared to 2004 primarily due to the acquisition of HealthScribe. Additionally, net revenues increased $4.9 million as the result of new business and growth from existing customers, net of lost business, during 2005 as compared to the prior year. The increase in net revenues was reduced by a $1.2 million increase in contractual revenue adjustments related to service level requirements primarily during the first nine months of 2005 and increased business with group purchasing organizations for the year ended December 31, 2005 when compared to the prior year. We also lost business of $2.3 million from customer contracts we terminated that did not contribute an acceptable operating margin to our financial performance and $0.5 million from customers impacted by Hurricane Katrina.

Direct Costs of Revenues. Direct costs of revenues were $154.3 million, or 73.8% of net revenues, for the year ended December 31, 2005 compared to $113.8 million, or 74.4% of net revenues, for the year ended December 31, 2004. The increase in direct costs of revenues for the year ended December 31, 2005, as compared to the prior year, was primarily due to the following: (i) $40.9 million increase as a result of the HealthScribe acquisition; (ii) $2.9 million related to the growth in net revenues during 2005; and (iii) $1.6 million of higher direct MLS costs, due largely to an increase in wages as the result of domestic MLS production capacity constraints and an increase in employee benefit costs. The improvement in direct costs as a percentage of net revenues for the year ended December 31, 2005 as compared to 2004 was a result of: (i) $1.8 million of savings realized as the result of our HealthScribe integration efforts; (ii) $1.4 million in savings as a result of cost-savings related to telecommunications costs and moving our MLS equipment procurement function in-house; and (iii) $1.9 million in savings related to the reduction in net revenues as a result of customer contracts we terminated due to unacceptable operating margins.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $23.6 million, or 11.3% of net revenues, for the year ended December 31, 2005 compared to $18.8 million, or 12.3% of net revenues, for 2004. Selling, general and administrative expenses increased $8.8 million during the year ended December 31, 2005 as compared to the prior year due to the HealthScribe acquisition. This increase was partially offset by $3.2 million from savings related to our HealthScribe integration efforts. We incurred $1.9 million of integration expenses during 2005 in order to realize these savings. Additionally, we incurred $2.5 million of selling, general and administrative expenses during the fourth quarter of 2004 as part of the November 2004 Recapitalization and the HealthScribe acquisition.
Depreciation and Amortization. Depreciation and amortization was $26.6 million, or 12.7% of net revenues, for the year ended December 31, 2005 compared to $14.2 million, or 9.3% of net revenues, for the year ended December 31, 2004. The increase in depreciation and amortization expense was primarily due to increased amortization on intangible assets assigned in connection with the opening balance sheet purchase price allocations of the November 2004 Recapitalization and the HealthScribe acquisition.
Loss on Refinance of Debt. In April 2004, we amended our senior credit facility and received proceeds of $45.0 million to pay off certain exchangeable subordinated notes held by our former majority owners and to refinance amounts outstanding under our 2003 debt facilities that were entered into to fund the EDiX acquisition. A loss on refinance of $3.3 million was recognized in connection with this transaction. In November 2004, we entered into new senior credit facilities and a new senior subordinated bridge facility. Proceeds of $125.0 million from these facilities were used to pay off the April 2004 facility and to fund the November 2004 Recapitalization. A loss on refinance of $1.0 million was recognized in connection with this transaction. In December 2004, we issued $125.0 million of senior subordinated notes. Proceeds from these notes were used to pay off the $50.0 million senior subordinated bridge loan and to fund the acquisition of HealthScribe. A loss on refinance of $0.3 million was incurred in connection with this transaction. For the year ended December 31, 2004, a loss on refinance of $4.6 million, or 3.0% of net revenues, was recognized in connection with these refinancings.
Interest Expense. Interest expense was $20.3 million, or 9.7% of net revenues, for the year ended December 31, 2005 compared to $4.6 million, or 2.9% of net revenues, for the year ended December 31, 2004. As a result of the November 2004 Recapitalization and HealthScribe acquisition, our outstanding debt obligations, net of debt discounts, increased significantly during the fourth quarter of 2004. Accordingly, interest expense increased during 2005 as compared to 2004 due to our increased debt levels.
Income Taxes. We recognized a $5.1 million income tax benefit during the year ended December 31, 2005 versus a $0.3 million income tax benefit for the year ended December 31, 2004. Prior to the November 2004 Recapitalization, we generally operated in a tax loss position. The resulting net operating loss assets were fully reserved for in our operating results, resulting in total income tax provisions only equal to current amounts due. In connection with the November 2004 Recapitalization and HealthScribe acquisition, we recorded significant changes in our deferred tax liabilities and removed a portion of our deferred tax asset valuation allowance. As a result of changes in these deferred tax liabilities, we were able to recognize deferred income tax benefits in our results of operations during 2005.
LIQUIDITY AND CAPITAL RESOUCES
Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and borrowings under our revolving credit facility. We had total unrestricted cash and cash equivalents and working capital of $6.3 million and $20.4 million, respectively, as of December 31, 2006 compared to total unrestricted cash and cash equivalents and working capital of $7.3 million and $20.2 million, respectively, as of December 31, 2005.
We generated cash from operating activities of $7.4 million during the year ended December 31, 2006, compared to generating cash from operating activities of $9.2 million during the same period in 2005. The $1.8 million decrease from the prior year reflects the timing of interest payments on our senior secured credit facilities during the first quarter of 2006, accounts receivable collections and our reduction in operating income. The decrease in cash generated from operating activities for 2006 was partially offset by the absence of certain integration related costs in 2006 associated with the HealthScribe acquisition incurred during 2005.
We had $9.3 million, or 4.5% of net revenues, of capital expenditures during 2006 compared to $6.1 million, or 2.9% of net revenues, of capital expenditures for the same period in 2005. The increase in capital expenditures during 2006 was primarily due to $3.0 million in capital expenditures for our Franklin, Tennessee corporate relocation incurred in the fourth quarter of 2006. Our growth strategy will require continued capital expenditures during 2007. We currently expect that our capital expenditures will be approximately $8.0 million to $10.0 million in 2007. During 2007, we anticipate incurring additional capital expenditures related to technology improvements and upgrades to support our systems and services. We plan to finance our proposed capital expenditures with cash generated from operations, cash on hand and, if necessary, borrowings under our revolving credit facility.
Our senior secured credit facilities provide for senior secured financing of up to $100.0 million (subject to borrowing base limitations), consisting of a $75.0 million term loan facility with a maturity of six years that was drawn in full in connection with the consummation of the November 2004 Recapitalization, a $25.0 million revolving loan facility, including a letter of credit sub-facility of $10.0 million and a swingline loan sub-facility of $5.0 million. The senior secured credit facilities are secured by substantially all of our assets and guaranteed by our direct parent, Spheris Holding II, and all of our subsidiaries, except SIPL. The proceeds of the revolving loan are available to provide financing for working capital and general corporate purposes. At December 31, 2006, $73.5 million was outstanding under the term loan facility, no amounts were outstanding under the revolving loan facility and $2.4 million was outstanding in letters of credit.
In November 2006, we amended our senior secured credit facilities (the “2006 Amendment”) in order to provide sufficient flexibility for us to operate our business in continued compliance with certain of our financial covenants. The 2006 Amendment amended the existing covenant levels under the senior secured credit facilities for the interest coverage ratio and the leverage coverage ratio for the third quarter of 2006 through the maturity of the senior secured credit facilities. The 2006 Amendment also (i) increased our interest rate spread on the senior secured credit facilities by 0.50% so long as the leverage ratio remains greater than 6.00 to 1.00; (ii) reduced our aggregate revolving credit available under the senior secured credit facilities to $17.5 million so long as our leverage ratio remains greater than 5.50 to 1.00; and (iii) placed certain additional restrictions on our ability to incur further indebtedness. After giving effect to the 2006 Amendment, our total capacity for borrowings, which is available for working capital and general corporate purposes, under the revolver portion of the senior secured credit facilities was $15.1 million as of and for the quarter ended December 31, 2006, and continues to be limited by our outstanding letters of credit and certain terms under the senior secured credit facilities agreement.
Quarterly principal payments of $0.2 million are due on the term loan portion of the senior secured credit facilities with unpaid amounts due on maturity in 2010. Additionally, during the next 12 months we are required to pay $0.1 million under our capital lease obligations. Future drawings under our senior secured credit facilities will be available only if, among other things, we are in compliance with the financial covenants and other conditions required under the senior secured credit facilities agreement. Our ability to meet those covenants and conditions will depend on our results of operations.
We believe we were in compliance with the financial covenants in our senior secured credit facilities agreement as of December 31, 2006. As of and for the period ended December 31, 2006, the senior secured credit facilities agreement required that we comply with the following financial covenants: a minimum interest coverage ratio test (currently 1.35 to 1.0), a capital expenditure test (currently not to exceed $14.0 million for 2007) and a maximum leverage ratio test (currently 7.25 to 1.0). These financial covenants will become more restrictive over time beginning in the third quarter of 2007. Although we currently believe that we will be able to maintain continued compliance with our financial covenants, there can be no assurance that we will remain in compliance with our financial covenants for future periods or that, if we default under any of our covenants, we will be able to obtain waivers or amendments that will allow us to operate our business in accordance with our plans.
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
We completed the sale and issuance of our senior subordinated notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the registration rights agreement between us and the noteholders, we were required to use our reasonable best efforts to file, and cause to become effective, a registration statement with the SEC to exchange the senior subordinated notes for a new issuance of identical debt securities that have been registered under the Securities Act. We filed a Registration Statement on Form S-4 (Registration No. 333-132641) with the SEC on March 22, 2006, and it became effective on May 10, 2006. The exchange offer was completed during June 2006.
To fund a portion of the purchase price of Vianeta in March 2006, our current equity investors contributed $8.0 million in cash through an equity investment to Spheris Holding III, which was contributed to Operations. We held $0.5 million in restricted cash as of December 31, 2006 as part of the Vianeta acquisition, including amounts being held until resolution of certain tax matters related to the acquisition.
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
RESTRUCTURING AND TERMINATION BENEFITS
During 2002, we approved a plan to streamline operations, resulting in a reduction in workforce. Amounts of $0.2 million were approved for payment to terminated employees under this plan. During 2003, in connection with the EDiX acquisition, we approved a plan to streamline operations and consolidate redundant workforce functions, including the payment of $0.9 million for payment to impacted employees. Concurrent with the closing of the EDiX acquisition, we entered into a termination agreement with one of our founders. The terms of this termination agreement provided for payment of $0.3 million over a term of one year. During 2004, in connection with the HealthScribe acquisition, we approved a plan of restructuring to eliminate redundant positions for the newly combined company, including the payment of up to $1.8 million to impacted employees. The following table summarizes activity for these restructuring plans.

	2003	2003	2004
	EDiX	Executive	HealthScribe
	Acquisition Plan	Founder Plan	Acquisition Plan
	(Amounts in Thousands)
Balance, December 31, 2003	$299	$107	$—

Additions	—	—	1,849
Payments and adjustments	(299)	(107)	—

Balance, December 31, 2004	—	—	1,849

Additions	—	—	—
Payments and adjustments	—	—	(1,323)

Balance, December 31, 2005	—	—	526

Additions	—	—	—
Payments and adjustments	—	—	(526)

Balance, December 31, 2006	$—	$—	$—

CONTRACTUAL OBLIGATIONS
In addition to our debt and capital lease obligations, we have operating lease commitments for our operating facilities, including leases in Franklin, Tennessee, Nashville, Tennessee, St. Petersburg, Florida, Clearwater, Florida, Sterling, Virginia, Bangalore, India, and Coimbatore, India.

A summary of future anticipated payments for commitments and other contractual obligations are outlined below:

	Payments due by period
	(Amounts in Thousands)
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt obligations	$750	$750	$750	$71,250	$—	$125,000	$198,500
Capital lease obligations	59	35	—	—	—	—	94
Operating leases	1,543	2,076	1,954	1,978	2,020	9,361	18,932
MLS deposits	—	—	—	—	—	384	384

Total	$2,352	$2,861	$2,704	$73,228	$2,020	$134,745	$217,910

The obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness or our capital lease obligations. MLS deposits represent deposits paid by MLS for the equipment they receive when they begin their employment with us. These deposits are refunded when the MLS terminates employment and returns the equipment to us in satisfactory condition. Since the repayment date is not known, we have shown the maturities in the “Thereafter” column above.
OFF-BALANCE SHEET ARRANGEMENTS
None.
RECENT ACCOUNTING PRONOUNCEMENTS
SFAS No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are in the process of determining the impact, if any, that the implementation of SFAS No. 157 will have on our consolidated financial position and results of operations.
FIN No. 48. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 provides additional guidance for financial statement recognition of tax positions taken in tax returns. The interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the impact, if any, that the implementation of FIN No. 48 will have on our consolidated financial position and results of operations during 2007.
SFAS No. 123(R). In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) supersedes APB No. 25 and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. SFAS No. 123(R) was effective in the first annual reporting period beginning after December 15, 2005. Under SFAS No. 123(R), the Company is required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at the date of adoption. The Company adopted SFAS No. 123(R) on January 1, 2006. However, as further discussed in Note 12 of the Company’s consolidated financial statements included elsewhere in this Report, all share-based payments received by the Company’s employees, non-employee directors and other designated persons providing substantial services to the Company are based on equity instruments issued by the Company’s indirect parent, Spheris Holding III. Accordingly, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s consolidated financial position or results of operations during the year ended December 31, 2006.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The variable interest rates under our senior secured credit facilities expose us to market risk from changes in interest rates. We manage this risk by managing the time span of the interest periods elected under these facilities. In addition, we maintain interest rate cap contracts to place limits on our exposure to the risk of changes in rates as required by our senior secured credit facilities. Our capital lease obligations were $0.1 million as of December 31, 2006, and therefore, we do not believe that we are currently exposed to significant interest rate risk on these facilities. Assuming a 10% increase in interest rates available to us on our variable portion of debt, we would have incurred $0.7 million in additional interest expense during the year ended December 31, 2006.

We are exposed to market risk with respect to our cash and cash equivalent balances. As of December 31, 2006, we had unrestricted cash and cash equivalents of $6.3 million. The remaining cash of $0.5 million as of December 31, 2006 is restricted cash that is being held for future distributions to former Vianeta and HealthScribe shareholders. Assuming a 10% decrease in interest rates available on invested cash balances, interest income would have decreased by $55,000 during the year ended December 31, 2006.
We had $1.4 million in cash accounts in India in U.S. dollar equivalents as of December 31, 2006, which was included in consolidated, unrestricted cash balances. We manage the risk of changes in exchange rates through forward foreign currency contracts.
The above market risk discussion and the estimated amounts presented are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.
Item 8. Financial Statements and Supplementary Data
See our Financial Statements included herein and listed in Item 15(a) of this Report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls. An evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, our senior management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Report our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with SEC disclosure obligations.

Changes in Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.
The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following sets forth certain information concerning our directors and named executive officers (as defined in Item 11 of this Report):

Name	Age	Position
Simpson, Steven E.	47	President and Chief Executive Officer; Director
Callahan, Brian P.	45	Chief Financial Officer
James, Anthony D.	40	Chief Operating Officer
Whorton, J. Alan	48	Senior Vice President, Sales and Marketing
Stevens, Gregory T.	42	Chief Administrative Officer, General Counsel and Secretary
Ackerman, Joel	41	Director (Independent), Compensation Committee member
Bilzin, Jonathan	34	Director (Independent), Audit and Compensation Committee member
Hensley, Robert Z.	49	Director (Independent), Audit Committee Chair and Compensation Committee member
Kane, John A.	54	Director (Independent)
King, Michael J.	68	Director, Nominating and Corporate Governance Committee Chair
Moszkowski, Neal	41	Director (Independent), Nominating and Corporate Governance Committee member
Smith, Wayne T.	61	Director (Independent), Compensation Committee Chair and Audit Committee member
Wenstrup, David J.	42	Director (Independent), Audit, Nominating and Corporate Governance Committee member
     Steven E. Simpson has served as our President and Chief Executive Officer since, and was elected to the Board of Directors in, August 2002. Prior to joining Spheris, Mr. Simpson served as an officer of WebMD Corporation, a provider of healthcare transaction, information and technology services, or WebMD; ENVOY Corporation, a provider of electronic transaction processing services for the healthcare industry; Johnson & Johnson, a manufacturer and seller of products related to human health and wellbeing; and HCA Inc., an owner and operator of hospitals and related healthcare facilities. Mr. Simpson also serves on the board of directors of VantageMed Corporation, a provider of healthcare information systems and services. Mr. Simpson holds a B.A. degree in Health and Physical Education and Secondary Education from Mercer University.
     Brian P. Callahan has served as our Chief Financial Officer since May 1, 2006. Prior to joining Spheris, Mr. Callahan served as Executive Vice President and Chief Financial Officer of Murray Inc., a manufacturer of lawn and garden equipment, since 2003. Murray Inc. filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Middle District of Tennessee, captioned In re Murray, Inc., Case No. 04-13611, on November 8, 2004. Prior to joining Murray Inc., Mr. Callahan held executive-level finance positions with Miller Industries Inc./RoadOne, a manufacturer of towing and recovery equipment; Georgia Pacific Corporation, a manufacturer of tissue, packaging, paper, building products and related chemicals; and The Procter & Gamble Company, a company that provides various products to customers world-wide. Mr. Callahan received a bachelor of science degree in honors accounting from Ohio State University and a master of business administration with a concentration in finance from the Wharton School of Business.
     Anthony D. James has served as our Chief Operating Officer since December 2005. Prior to that, Mr. James served as the Company’s Chief Financial Officer from 2001 to December 2005 and Corporate Controller from 1999 until he became our Chief Financial Officer. Prior to joining Spheris, Mr. James worked in a variety of financial roles over a seven year tenure with Mariner Post-Acute Network, a long-term healthcare company. Mr. James is a certified public accountant and holds a bachelor of arts degree in accounting from the University of Northern Iowa.
     J. Alan Whorton has served as our Senior Vice President, Sales and Marketing, since June 2006. Prior to that, Mr. Whorton served as our Vice President of Sales and National Accounts since 2004. Prior to joining Spheris, he was president and owner of MedFirst, a healthcare consulting firm headquartered in Nashville, Tennessee, from 2003 until he joined Spheris. He has also held Chief Operating Officer and executive-level positions with WebMD, Envoy, Advanced Data Solutions, and VHA Georgia. Mr. Whorton holds a bachelor of science degree in business administration from Mercer University and a master of hospital and health administration degree from the University of Alabama-Birmingham.

     Gregory T. Stevens has served as our Chief Administrative Officer, General Counsel and Secretary since July 2003. Prior to joining Spheris, Mr. Stevens was in private practice representing a variety of public and private companies from 2002 to July 2003, including serving as Acting General Counsel and Secretary for Luminex Corporation, a manufacturer of biological testing technology for the life sciences industry. From 1996 to 2002, Mr. Stevens served as Senior Vice President and General Counsel for Envoy. Mr. Stevens practiced corporate and securities law with Bass, Berry & Sims PLC in Nashville, Tennessee from 1990 to 1996. Mr. Stevens received his bachelor of arts degree in Economics and History and his J.D. degree from Vanderbilt University.
     Joel Ackerman joined the Spheris Board of Directors in November 2004. Mr. Ackerman is a general partner of Warburg Pincus & Co. and a Managing Director of Warburg Pincus LLC, where he has been employed since 1993. He is a director of Coventry Health Care, Inc., a national managed healthcare company, and Medical Staffing Network, a leading medical staffing company and provider of per diem nursing staffing services, as well as several privately held companies. Mr. Ackerman received a B.A. in physics from Columbia University and a M.A. in physics from Harvard University. Mr. Ackerman was appointed to the Board of Directors as a representative of Warburg Pincus.
     Jonathan Bilzin joined the Spheris Board of Directors in November 2004. Mr. Bilzin is the Managing Director of TowerBrook Capital Partners — New York. Since August 1999 and prior to the formation of TowerBrook, Mr. Bilzin was a partner at Soros Private Equity Partners, a division of Soros Fund Management LLC. He currently serves on the board of directors of several privately held companies. Mr. Bilzin received a B.B.A. from the University of Michigan and a master of business administration from the Graduate School of Business of Stanford University. Mr. Bilzin was appointed to the Board of Directors as a representative of TowerBrook.
     Robert Z. Hensley joined the Spheris Board of Directors in August 2006. Mr. Hensley currently serves as the founder and principal owner of a private publishing company and two real estate and rental property development companies located in Destin, Florida. From 2002 to 2003, Mr. Hensley was an audit partner at Ernst & Young LLP in Nashville, Tennessee. Prior to joining Ernst & Young, he served as an audit partner at Arthur Andersen, LLP in Nashville, Tennessee from 1990 to 2002 and also as the managing partner of that office from 1997 to 2002. Mr. Hensley serves on several other boards, including Advocat, Inc., a provider of long-term services to nursing home patients; HealthSpring, Inc., a leader in providing world-class managed health care; and Comsys IT Partners, Inc., a leading provider of information technology staffing services. Mr. Hensley received a bachelor of science and master of accountancy, both from the University of Tennessee.
     John A. Kane joined the Spheris Board of Directors in November 2006. Mr. Kane was formerly Senior Vice President – Finance, Chief Financial Officer and Treasurer of IDX Systems Corporation, a leading provider of software, services and technologies for healthcare provider organizations, from 1984 until the acquisition of IDX by GE Healthcare in January 2006. Prior to joining IDX, Mr. Kane was employed as an audit manager at Ernst & Young, LLP, in Boston, Massachusetts. Mr. Kane serves as a director of Merchants Bank, a Burlington, Vermont-based bank. Mr. Kane is a certified public accountant and holds a bachelor of science and master of accountancy from Brigham Young University.
     Michael J. King joined the Spheris Board of Directors in December 2004 following the company’s acquisition of HealthScribe. Mr. King was Chairman and Chief Executive Officer of HealthScribe until the acquisition by Spheris. Prior to joining HealthScribe in 1999, he served as Chairman and Chief Executive Officer of The Compucare Company, an application software vendor focused on the healthcare provider market place. Educated in England, Mr. King holds a degree in mechanical engineering from the University of Sheffield and in management studies from the University of Hatfield (now known as the University of Hertfordshire).
     Neal Moszkowski joined the Spheris Board of Directors in November 2004. Mr. Moszkowski is Co-CEO of TowerBrook Capital Partners — New York. Since August 1998 and prior to the formation of TowerBrook, Mr. Moszkowski was Co-Head of Soros Private Equity Partners LLC, a division of Soros Fund Management LLC. He currently serves as a director of Bluefly, Inc., an online discount apparel retailer; JetBlue Airways Corporation, a passenger airline; and WellCare Health Plans, Inc., a managed care services provider, as well as several privately held companies. Mr. Moszkowski received his undergraduate degree from Amherst College and a master of business administration from the Graduate School of Business of Stanford University. Mr. Moszkowski was appointed to the Board of Directors as a representative of TowerBrook.
     Wayne T. Smith joined the Spheris Board of Directors in August 2001. Mr. Smith has been the Chairman of the Board, President and CEO of Community Health Systems, Inc., an owner and operator of full-service, acute care hospitals in non-urban communities, since January 1997. Mr. Smith currently serves as a director of Almost Family, Inc., a provider of home health nursing services and adult day health services, and Praxair, Inc., the largest industrial gases company in North and South America, as well as several privately held companies. He also was the 2003 Chairman of the Federation of America’s Hospitals. Mr. Smith holds both a bachelor of science and master of science from Auburn

University and a master of science in health care administration from Trinity University. He also studied at the King’s Fund College of Hospital Administration in London, England and spent four years as a Captain in the U.S. Army Medical Service.
     David J. Wenstrup joined the Spheris Board of Directors in November 2004. Mr. Wenstrup is a general partner of Warburg Pincus & Co. and a managing director of Warburg Pincus LLC, where he has been employed since 1997. He is a director of Medical Staffing Network Holdings, Inc., as well as several privately held companies. Mr. Wenstrup received a bachelor of science in electrical engineering from Northwestern University, a master of science in electrical engineering and a master of business administration, both from Massachusetts Institute of Technology. Mr. Wenstrup was appointed to the Board of Directors as a representative of Warburg Pincus.
Audit Committee Financial Expert
Our Board of Directors has determined that Robert Z. Hensley qualifies as an “Audit Committee Financial Expert” as defined by the regulations of the SEC adopted pursuant to the Sarbanes-Oxley Act of 2002 and that Mr. Hensley is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.
Code of Ethics
Our Board of Directors has adopted a Code of Ethics which contains the ethical principles by which our chief executive officer, chief financial officer, chief operating officer, chief administrative officer and general counsel, chief accounting officer and controller, among others, are expected to conduct themselves when carrying out their duties and responsibilities. A copy of our Code of Ethics can be found on the Investor Relations page of our corporate website at www.spheris.com, under the “Corporate Governance” tab. We also will provide a copy of this document to any person, without charge, upon request, by writing to the Chief Compliance Officer, Spheris Inc., 9009 Carothers Pkwy., Suite C-3, Franklin, Tennessee 37067, or by calling us at (615) 261-1500. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the address and the locations specified above.
Compensation Committee Matters
The Compensation Committee of our Board of Directors is composed solely of “non-employee directors” as defined in Rule 16b-3 of the rules promulgated under the Exchange Act, “outside directors” for purposes of regulations promulgated pursuant to Section 162(m) of the Internal Revenue Code (“IRC”), and “independent directors” as defined in Section 303A of the New York Stock Exchange corporate governance listing standards in each case as determined by the Board of Directors. The Nominating and Corporate Governance Committee of our Board of Directors recommends Compensation Committee membership based on such knowledge, experience and skills that it deems appropriate in order to adequately perform the responsibilities of the Compensation Committee. Wayne T. Smith, Joel Ackerman, and Jonathan Bilzin have each served as members of the Compensation Committee since the beginning of the Company’s last fiscal year, with Mr. Smith serving as the Compensation Committee’s chair. Robert Z. Hensley has served as a member of the Compensation Committee since his election to the Board of Directors in August 2006.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview of Compensation Process. The Compensation Committee is responsible for setting the compensation of the Company’s executive officers, overseeing the Board’s evaluation of the performance of our executive officers and administering the Company’s equity-based incentive plans, 401(k) plan and deferred compensation plan, among other things. The Compensation Committee undertakes these responsibilities pursuant to a written charter adopted by the Compensation Committee and the Board of Directors, which is reviewed at least annually by the Compensation Committee. No material revisions to this charter were made since the beginning of the Company’s last fiscal year. The charter may be viewed in full on the Company’s website, www.spheris.com under the “Corporate Governance” tab on the Investor Relations page.
The Compensation Committee annually reviews executive compensation and the Company’s compensation policies to ensure that the Chief Executive Officer, or CEO, and the other executive officers are rewarded appropriately for their contributions to the Company and that the overall compensation strategy supports the objectives and values of our organization, as well as stockholder interests. The Compensation Committee conducts this review and compensation determination through a comprehensive process involving a series of meetings typically occurring in the first quarter of each year.
The CEO, along with the Company’s Human Resources department, reviews data from Watson Wyatt Data Services Survey Report on Top Management Compensation for comparably sized companies to formulate recommendations to the Compensation Committee for the base salaries of each of the Company’s other executive officers. In addition, the Compensation Committee solicits the views and recommendations of our CEO when setting the base salaries of each of the Company’s other executive officers, given his insight into internal pay equity and positioning issues, as well as executive performance. The Compensation Committee considers these recommendations in the final compensation decisions and gives them significant weight provided such recommendations are otherwise consistent with the Committee’s compensation philosophies. The Compensation Committee, however, makes all final decisions regarding Named Executive Officer (as defined below) compensation and does not delegate this authority to any officer.
Compensation Philosophy. The fundamental objective of our executive compensation policies is to attract, retain and motivate executive leadership for the Company that will execute our business strategy, uphold our Company values and deliver results and long-term value to our stockholders. Accordingly, the Compensation Committee seeks to develop compensation strategies and programs that will attract, retain and motivate highly qualified and high-performing executives through compensation that is:
•	Performance-based: A significant component of compensation should be determined based on whether or not the Company meets performance criteria that in the view of the Board of Directors are indicative of the Company’s success.

•	Stockholder-aligned: Equity incentives should be used to align the interests of our executive officers with those of our stockholders.

•	Fair: Compensation should take into account compensation among similarly situated companies, our success relative to peer companies and our overall Company pay scale.
It is the Compensation Committee’s goal to have a substantial portion of each executive officer’s compensation contingent upon the Company’s performance, as well as upon his or her individual performance. The Compensation Committee’s compensation philosophy for an executive officer emphasizes an overall analysis of the executive’s performance for the year, projected role and responsibilities, required impact on execution of Company strategy, external pay practices, total cash and total direct compensation positioning, and other factors the Compensation Committee deems appropriate. The Compensation Committee’s philosophy also considers employee retention, vulnerability to recruitment by other companies and the difficulty and costs associated with replacing executive talent. Based on these objectives, compensation programs for similarly situated companies and the philosophies of the Compensation Committee, the Compensation Committee has determined that the Company should provide its executives compensation packages composed of three primary elements: (i) base salary, which reflects individual performance and is designed primarily to be competitive with salary levels at comparably sized companies; (ii) annual variable performance awards payable in cash and based on the financial performance of the Company and the individual performance of the executive, in accordance with the goals established by the Compensation Committee; and (iii) long-term stock-based incentive awards which strengthen the mutuality of interests between executive officers and our stockholders.
Compensation Programs for 2006. In 2006, the Compensation Committee reviewed the Company’s existing compensation strategies and plans and reviewed data from Watson Wyatt Data Services Survey Report on Top Management Compensation. Consistent with the Compensation Committee’s compensation philosophies described above, the focus was on total compensation for executive officers with an emphasis on base salary, performance-based cash incentives and long-term equity compensation. In determining total compensation for 2006, the Compensation Committee relied on the data from the survey taken together with its subjective assessment of the performance, responsibilities, expectations and experience of each executive officer, with the assistance of management as described above.
The specific analysis regarding the components of total executive compensation for 2006, including the Compensation Committee’s philosophy on how certain elements of total direct compensation should compare to similarly situated companies, are described in detail below. The primary components of the 2006 program were cash compensation, consisting of a mix of base salary and incentive cash bonuses, and equity incentives, consisting of restricted stock and nonqualified stock options with time-based vesting.
Base Salary. We seek to provide base salaries for our executive officers that provide a secure level of fixed cash compensation in accordance with their experience, professional status and job responsibilities. Each year the Compensation

Committee reviews and approves a revised annual salary plan for our executive officers, taking into account several factors, including prior year salary, responsibilities, tenure, performance, salaries paid by comparable companies for comparable positions, the Company’s overall pay scale and the Company’s recent financial performance. Based on recommendations presented to the Compensation Committee by the CEO and the Company’s Human Resources department, the Compensation Committee determined that base salary generally should be set near the 50th percentile of the external market for comparably sized companies with the potential for base salary to range between 80% and 120% of the assigned midpoint based on performance, tenure and internal equity. Taking all of these factors into account, the Compensation Committee approved base salaries for our Named Executive Officers in the following amounts:

		2006 Base	2005 Base	Increase
Name	Title	Salary	Salary	(%)
Steven E. Simpson	President and Chief Executive Officer	$336,700	$325,000	3.6%
Brian P. Callahan (1)	Chief Financial Officer	$215,000	N/A	N/A
Anthony D. James (2)	Chief Operating Officer	$220,000	$190,000	15.8%
Gregory T. Stevens	Chief Administrative Officer, General Counsel and Secretary	$197,600	$190,000	4.0%
J. Alan Whorton (3)	Senior Vice President, Sales and Marketing	$175,000	$168,376	3.9%

(1)	Mr. Callahan was hired during May 2006.

(2)	Mr. James received a base pay increase when he was promoted to his current role as Chief Operating Officer in December 2005.

(3)	Mr. Whorton received a base pay increase when he was promoted to Senior Vice President, Sales and Marketing in June 2006.
Performance-Based Cash Incentive Awards. In addition to base salary, performance-based cash incentives provide our executive officers with the potential for significantly enhanced cash compensation based on the extent to which performance targets set in advance by the Compensation Committee are met. The CEO, along with the Company’s Human Resources department, reviews the terms of the executive’s employment agreement (if applicable) and the data included in the Watson Wyatt Data Services Survey Report on Top Management Compensation, and recommends to the Compensation Committee cash incentive targets at approximately the midpoints of the external market for comparably sized companies. The Compensation Committee believes these bonuses reward executives for achieving the Company’s shorter term goals and values. For the 2006 executive cash incentive plan, the target incentive opportunity set by the Compensation Committee was equal to 100% of base salary for the CEO and 50% of base salary for executives other than the CEO.
Eighty percent of the executive’s incentive opportunity in 2006 was based on the achievement of target EBITDA, or earnings before interest, taxes, depreciation and amortization, objectives by the Company. The plan was structured to provide incremental increases in this portion of the incentive (as a percentage of target incentive opportunity) starting from no incentive for reaching only up to 94.9% of the EBITDA target to a maximum incentive of 130% of target incentive opportunity for reaching over 110% of the EBITDA target. Because the Company failed to meet its target EBITDA objectives, the Compensation Committee determined not to award bonuses to any of the executive officers for the Company EBITDA component of the executive cash incentive plan. The other component of the cash incentive opportunity was based on the individual’s performance and comprised 20% of the incentive opportunity. If the executive’s performance did not meet expectations, he would not be entitled to any payout for the individual component of the incentive opportunity; if he met expectations, he would be entitled to 75% to 100% of the target incentive; and if he exceeded expectations, he would be entitled to 100% to 125% of the target incentive. Based on the decision of the Compensation Committee that all of the Named Executive Officers met or exceeded expectations for their individual performance objectives, and the intention of the Compensation Committee to generally maintain executive base salaries for 2007 at substantially the same level as 2006, the following bonuses were awarded under the 2006 executive cash incentive plan to our Named Executive Officers: Steven E. Simpson ($75,758, equal to 22.5% of his base salary); Brian P. Callahan ($29,373, equal to 13.7% of his base salary); Anthony D. James ($37,400 equal to 17.0% of his base salary); Gregory T. Stevens ($33,700, equal to 17.1% of his base salary); and J. Alan Whorton ($39,375, equal to 22.5% of his base salary).
Long-Term Stock-Based Incentive Compensation. As described above, one of our key compensation philosophies is that long-term stock-based incentive compensation should strengthen and align the interests of our executive officers and employees with our stockholders. The Compensation Committee believes that the utilization of stock-based awards has been effective in enabling us to attract and retain talented executive officers who are critical to the Company’s success. In addition, we believe that stock ownership has focused our employees on improving Company performance and has helped to create a culture that encourages employees to think and act as stockholders. Based on the Company’s compensation philosophies, the Compensation Committee has determined that a compensation strategy utilizing equity would be in the best interest of stockholders.

Equity incentive awards are generally granted to our executive officers upon hiring and thereafter on a periodic basis as deemed appropriate. The Compensation Committee typically approves these awards at its first quarter Compensation Committee meeting after considering the actual performance of the Company for the prior year as compared to performance targets established by the Compensation Committee. The Compensation Committee may also approve additional equity incentive awards in certain special circumstances, such as upon an executive officer’s initial employment with the Company, the promotion of an executive officer to a new position or in recognition of special contributions made by an executive officer. Since the Company’s recapitalization in 2004, equity awards have generally been granted in the form of restricted common stock; however, during 2006, the Committee determined that all future awards to employees under the Spheris Holding III, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) generally would be made in the form of nonqualified stock options. During 2006, restricted shares or non-qualified stock options of common stock of the Company’s indirect parent, Spheris Holding III, were granted to our Named Executive Officers, pursuant to the Stock Incentive Plan, as follows:

		Number of
Name	Title	Restricted Shares	Options
Steven E. Simpson	President and Chief Executive Officer	150,000	—
Brian P. Callahan	Chief Financial Officer	—	870,000	(1)
Anthony D. James	Chief Operating Officer	75,000	—
Gregory T. Stevens	Chief Administrative Officer, General Counsel and Secretary	75,000	—
J. Alan Whorton	Senior Vice President, Sales and Marketing	7,500	300,000	(2)

(1)	Mr. Callahan’s options were awarded in connection with his initial employment with the Company in May 2006;

(2)	Mr. Whorton’s options were awarded in connection with his promotion to Senior Vice President, Sales and Marketing in June 2006.
Restricted stock awards and nonqualified stock options vest over time. The shares of restricted stock and stock options granted during 2006 are subject to vesting in 1/4th increments over four years beginning on the first anniversary date of the grant. Notwithstanding the foregoing, the shares of restricted stock and stock options will become fully vested upon the occurrence of death, disability or a change in control of the Company (each such condition as defined in the Stock Incentive Plan). The restricted stock and stock option awards are subject to the terms of the Stock Incentive Plan and the individual award agreements. The dollar value of the 2006 grants of restricted stock was based on the fair market value of Spheris Holding III common stock (as determined by a third party valuation) on the date of the grant and is as follows: Steven E. Simpson ($54,000); Anthony D. James ($27,000); Gregory T. Stevens ($27,000); and J. Alan Whorton ($2,700). The dollar value of the 2006 grants of nonqualified stock options was based on the fair market value of Spheris Holding III common stock on the date of the grant and is as follows: Brian P. Callahan ($108,633) and Alan Whorton ($37,460). In connection with restricted stock grants during the first quarter of 2006, the Compensation Committee approved payments to all employees receiving restricted stock grants, including the Named Executive Officers, to assist such employees in satisfying their federal income tax withholding requirements. Payments for tax withholdings to the Named Executive Officers, in connection with the restricted stock grants were as follows: Steven E. Simpson ($25,538); Anthony D. James ($12,769); Gregory T. Stevens ($12,769); and J. Alan Whorton ($1,643).
Compensation of President and Chief Executive Officer. Our President and Chief Executive Officer, Steven E. Simpson, is compensated pursuant to and participates in the same executive compensation plans applicable to our other executive officers, as described above. As mentioned above, Mr. Simpson is eligible to receive up to 100% of his base salary as cash incentive compensation. For 2006, Mr. Simpson’s total compensation (inclusive of salary, bonus, Company contributions under our 401(k) Plan and deferred compensation plan and equity awards) was $461,155. Mr. Simpson had a base salary of $334,450, and received a cash incentive bonus of $75,758, payments of $25,538 to assist in satisfying his federal income tax withholding requirements in connection with his 2006 restricted stock grant, 401(k) Plan contributions of $2,063 and deferred compensation plan contributions of $2,137. Mr. Simpson’s total compensation also includes $21,209 of value recognized by the Company during 2006 from vesting of stock awards. During 2006, Mr. Simpson was granted 150,000 shares of restricted stock with a value of $54,000 based on the grant date fair market value.
Compensation Programs for 2007. Based on the Compensation Committee’s most recent annual review of our executive compensation, consistent with the compensation philosophy and program outlined above, the base salaries and cash and equity incentive awards for 2007 for the Named Executive Officers and any other person expected to be a Named Executive Officer for 2007 are set forth in Exhibit 10.14 “Executive and Director Compensation” of this Report.
Retirement Plans. All employees of the Company are eligible to participate in the Company’s qualified 401(k) plan, and can contribute up to 75% of their base salary (subject to IRC limitations). The Company has discretion to match up to 50% of the first four percent (4%) of eligible employee contributions to our qualified 401(k) Plan. The matching contributions are made in cash and vest over a three-year period. The Company also has a nonqualified deferred compensation plan covering our executive officers and certain other highly compensated employees. Under the terms of the deferred compensation plan, participants are allowed to defer up to 50% of their annual base salary and 100% of their cash incentive bonus each plan year. The Company, in its discretion, may make contributions to the deferred compensation plan, including matching contributions to the extent matches to such individuals were disqualified under the 401(k) plan. Participants are 100%

vested in amounts deferred under the deferred compensation plan and earnings on those amounts, while each matching contribution and earnings on those amounts historically have vested over a three year period. Participants generally may elect to receive benefits accrued under the deferred compensation plan at any time after the end of the third year following the deferral or upon termination of employment, subject to certain restrictions (e.g., certain key employees, including the Named Executive Officers, are subject to a six month waiting period). Steven E. Simpson, Brian P. Callahan, Anthony D. James, Gregory T. Stevens, and J. Alan Whorton each participated in the 401(k) plan and the deferred compensation plan. The Company matched contributions in the amounts of $2,063, $2,094, $4,169 and $2,081, respectively under the 401(k) Plan, for Steven E. Simpson, Anthony D. James, Gregory T. Stevens and J. Alan Whorton. Brian P. Callahan was not eligible for a matching contribution during 2006. The Company matched contributions in the amounts of $2,137 and $2,098, respectively, under the deferred compensation plan for Steven E. Simpson and Anthony D. James.
Severance and Change of Control Benefits. The Compensation Committee believes that reasonable severance and change in control benefits are necessary in order to recruit and retain effective senior executives. These severance benefits reflect the fact that it may be difficult for such executives to find comparable employment within a short period of time, and are a product of a generally competitive recruiting environment within our industry. The Compensation Committee also believes that a change in control arrangement will provide an executive security that will likely reduce the reluctance of an executive to pursue a change in control transaction that could be in the best interests of our stockholders. While the Compensation Committee will receive this information as part of its annual review of total executive compensation (including contingent compensation), the Compensation Committee does not typically consider the value of potential severance and change in control payments when assessing annual compensation as these payouts are contingent and have a primary purpose unrelated to ordinary compensation matters. The Compensation Committee generally assesses these payouts only in light of their reasonableness during negotiations with a newly hired executive.
Severance Benefits. In light of the foregoing, upon their joining the Company, we entered into employment agreements with each of our Named Executive Officers, other than J. Alan Whorton. At the time of Mr. Whorton’s initial employment with the Company, he was not an executive officer of the Company and a decision was made not to enter into an employment agreement with Mr. Whorton at such time. Each such employment agreement generally provides for severance payments (including accrued obligations under our benefit plans) where the executive is terminated without “cause” or if he resigns for “good reason.” The definition of “cause” includes, among other things, the conviction of certain felonies or criminal acts, willful and material wrongdoing (including dishonesty or fraud) and breaches of material obligations of the executive. “Good reason” generally means certain demotions in responsibilities or title, decreases in compensation or relocation requirements.
If such executive’s employment is terminated by the Company “without cause” or by the executive for “good reason” (each as defined in the executive’s employment agreement), the executive shall be entitled to (a) receive all accrued obligations, including any unpaid annual bonus, (b) receive a severance payment equal to a continuation of his annual base salary for a period of 12 months, or one year, (c) receive a severance payment equal to the executive’s Pro Rata Bonus (as defined in the executive’s employment agreement) and (d) receive payment of COBRA premiums in excess of cost of health insurance coverage for active employees for one year following the date of termination (or the executive’s earlier employment by any other person or entity). If such executive is terminated as a result of his death or disability, he shall be entitled to receive his accrued obligations, unpaid annual bonus and Pro Rata Bonus through the termination date and the other benefits required by applicable law or otherwise specifically provided for in our applicable employee benefit plans.
Change in Control Benefits. Apart from the right to receive severance payments under the circumstances discussed above, Steven E. Simpson also has the right to receive certain payments and enhanced benefits in the event his employment with the Company is terminated, whether by resignation or otherwise, in connection with a “change of control” of the Company. If (i) a Change in Control (as defined in Mr. Simpson’s employment agreement) occurs prior to the date Mr. Simpson’s employment is terminated or (ii) Mr. Simpson’s termination occurs in anticipation of a Change in Control, all equity incentives held by Mr. Simpson shall immediately vest and become exercisable.
Mr. Simpson is also entitled to carry forward any unused vacation or paid time off during a calendar year, or have such amounts paid off following the end of the applicable year, as determined by the Board of Directors. All such amounts shall be paid in full to Mr. Simpson upon termination, unless he is terminated for cause.
Non-competition, Non-solicitation and Confidentiality Agreements. Each of our Named Executive Officers is prohibited from competing with the Company during the term of his employment and for a period of one year following termination of employment and from soliciting customers and employees of the Company during the term of his employment and for a period of two years following termination of employment. Each executive is also subject to certain confidentiality and non-disclosure provisions.
Perquisites and Other Benefits. The Named Executive Officers are eligible for benefits generally available to and on the same terms as the Company’s employees who are exempt for purposes of the Fair Labor Standards Act, including health insurance, disability insurance, dental insurance and life insurance.
Tax Deductibility of Compensation. Section 162(m) of the IRC limits the deductibility on the Company’s tax return of compensation over $1.0 million to the CEO or any of the other four most highly compensated executive officers serving at the end of the fiscal year unless, in general, the compensation is paid pursuant to a plan that is performance-related, non-discretionary and has been approved by our stockholders. The Compensation Committee’s actions with respect to Section 162(m) in 2006 were to make every reasonable effort to ensure that compensation was deductible to the extent permitted while simultaneously providing appropriate rewards for performance. The Compensation Committee intends to structure performance-based compensation awarded in the future to executive officers who may be subject to Section 162(m) in a manner that satisfies the relevant requirements. The Compensation Committee, however, reserves the authority to award non-deductible compensation as deemed appropriate. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and related regulations, no assurance can be given that compensation intended to satisfy the requirements for deductibility under Section 162(m) will in fact do so.
Accounting for Stock-Based Compensation. Beginning on January 1, 2006, we began accounting for stock-based payments in accordance with the requirements of SFAS No. 123(R).
Compensation Committee Report
With respect to the fiscal year ended December 31, 2006, the Compensation Committee hereby reports as follows:
The Compensation Committee of the Board of Directors of Spheris has reviewed and discussed with management the information contained in the Compensation Discussion and Analysis section of this Report, and recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.
COMPENSATION COMMITTEE
Wayne T. Smith, Chairman
Jonathan Bilzin
Joel Ackerman
Robert Z. Hensley

Summary Compensation Table
The following table sets forth certain summary information for the year ended December 31, 2006, with respect to the compensation awarded to, earned by, or paid to our Chief Executive Officer, our Chief Financial Officer and each of the three other most highly compensated executive officers of Spheris whose total annual compensation, exclusive of changes in pension value and nonqualified deferred compensation earnings, exceeded $100,000. We sometimes refer to these executive officers in this Report as the “Named Executive Officers.”

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	Total ($)
(a)	(b)	(c)	(d)(1)	(e)(2)	(f)(2)	(g)	(h)	(i)(3)	(j)
Steven E. Simpson, President and Chief Executive Officer	2006	$334,450	$101,296	$21,209	—	—	—	$4,200	$461,155

Brian P. Callahan, Chief Financial Officer	2006	$136,442	$29,373	—	$49,012	—	—	—	$214,827

Anthony D. James, Chief Operating Officer	2006	$220,000	$50,169	$8,729	—	—	—	$4,192	$283,090

Gregory T. Stevens, Chief Administrative Officer, General Counsel and Secretary	2006	$196,139	$46,469	$7,997	—	—	—	$4,169	$254,774

J. Alan Whorton, Senior Vice President, Sales and Marketing	2006	$171,688	$41,018	$630	$4,396	—	—	$2,081	$219,813

(1)	Includes amounts executives earned in 2006 under the executive cash incentive plan, as well as amounts paid to all employees, including the Named Executive Officers, receiving restricted stock grants during the first quarter of 2006 to assist such employees in satisfying their federal income tax withholding requirements. Amounts earned under the 2006 executive cash incentive plan were as follows: Steven E. Simpson ($75,758); Brian P. Callahan ($29,373); Anthony D. James ($37,400); Gregory T. Stevens ($33,700); and J. Alan Whorton ($39,375). Payments for tax withholdings in connection with the restricted stock grants were as follows: Steven E. Simpson ($25,538); Anthony D. James ($12,769); Gregory T. Stevens ($12,769); and J. Alan Whorton ($1,643).

(2)	The amounts in the columns captioned “Stock Awards” and “Option Awards” reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS No. 123(R) of awards granted pursuant to the Stock Incentive Plan, and therefore may include amounts from awards granted in and prior to 2006. All “Stock Awards” and “Option Awards” represent Spheris Holding III equity issuances. For a description of the assumptions used by the Company in valuing these awards for fiscal 2006, please see Note 1 to the Company’s consolidated financial statements included elsewhere in this Report.

(3)	Amounts are comprised of the following:

		Company Contribution
	Company Contribution	to the Deferred
Name	to 401(k) Plan ($)	Compensation Plan ($)	Total ($)
Steven E. Simpson	$2,063	$2,137	$4,200
Brian P. Callahan	—	—	—
Anthony D. James	$2,094	$2,098	$4,192
Gregory T. Stevens	$4,169	—	$4,169
J. Alan Whorton	$2,081	—	$2,081

Grants of Plan-Based Awards
The following table summarizes grants of plan-based awards relating to shares of Spheris Holding III common stock made under the Stock Incentive Plan to our Named Executive Officers in 2006.

								All Other
								Stock	All Other
								Awards:	Option
		Estimated Future Payouts			Estimated Future Payouts			Number of	Awards:	Exercise or	Grant Date
		Under Non-Equity Incentive			Under Equity Incentive Plan			Shares of	Number of	Base Price	Fair Value of
		Plan Awards			Awards			Stock or	Securities	of Option	Stock and
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Underlying	Awards	Option
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	Options (#)	($/Sh)	Awards ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)(1)	(j)(2)	(k)(2)	(l)(3)
Steven E. Simpson, President and Chief Executive Officer	April 20, 2006	—	—	—	—	—	—	150,000	—	—	$54,000

Brian P. Callahan, Chief Financial Officer	July 3, 2006	—	—	—	—	—	—	—	870,000	$0.36	$108,633

Anthony D. James, Chief Operating Officer	April 20, 2006	—	—	—	—	—	—	75,000	—	—	$27,000

Gregory T. Stevens, Chief Administrative Officer, General Counsel and Secretary	April 20, 2006	—	—	—	—	—	—	75,000	—	—	$27,000

J. Alan Whorton,	April 20, 2006	—	—	—	—	—	—	7,500	—	—	$2,700
Senior Vice President, Sales and Marketing	July 3, 2006	—	—	—	—	—	—	—	300,000	$0.36	$37,460

(1)	The amounts shown represent shares of restricted stock of Spheris Holding III granted under the Stock Incentive Plan. The restrictions on these shares lapse in one-fourth increments annually beginning on the first anniversary of the date of grant.

(2)	The amounts shown represent the number of options granted relating to shares of Spheris Holding III under the Stock Incentive Plan. Options are awarded by the Compensation Committee and are priced at the fair market value on the date of grant. The options vest in one-fourth increments annually beginning on the first anniversary of the date of grant and have a ten-year life.

(3)	These grants were valued at fair market value on the date of grant using third-party valuations.

Outstanding Equity Awards at Fiscal Year-End
          The following table summarizes the number of outstanding equity awards relating to shares of Spheris Holding III common stock under the Stock Incentive Plan held by each of our Named Executive Officers as of December 31, 2006.

Stock Awards
								Equity	Equity
	Option Awards							Incentive	Incentive
			Equity					Plan	Plan Awards:
			Incentive Plan					Awards:	Market or
			Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of				Value of	Unearned	of Unearned
	Securities	Securities	Securities			Number of	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Shares or	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	Units of Stock	Stock That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	That Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
(a)	(b)	(c)(1)	(d)	(e)	(f)	(g)(2)	(h)(3)	(i)	(j)
Steven E. Simpson, President and Chief Executive Officer	—	—	—	—	—	2,389,762	$740,826	—	—

Brian P. Callahan, Chief Financial Officer	—	870,000	—	$0.36	July 2, 2016	—	—	—	—

Anthony D. James, Chief Operating Officer	—	—	—	—	—	774,925	$240,227	—	—

Gregory T. Stevens, Chief Administrative Officer, General Counsel and Secretary	—	—	—	—	—	634,940	$196,831	—	—

J. Alan Whorton, Senior Vice President, Sales and Marketing	—	300,000	—	$0.36	July 2, 2016	45,000	$13,950	—	—

(1)	The options vest in one-fourth increments annually beginning on the first anniversary of the date of grant.

(2)	Of the share amounts indicated, restricted stock grants for Mr. Simpson (2,234,762 shares), Mr. James (699,925 shares) and Mr. Stevens (559,940 shares) vest monthly over a four-year period. The remainder of the restricted stock grants indicated vest in one-fourth increments annually beginning on the first anniversary of the date of grant.

(3)	These restricted stock grants were valued at fair market value on the date of grant using third-party valuations.

Option Exercises and Stock Vested
The following table summarizes the number of options exercised, restricted stock vested and the value realized of shares of Spheris Holding III common stock by our Named Executive Officers as a result of such exercise or vesting during 2006.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares	Value Realized
	Acquired	Value Realized	Acquired	on Vesting at
	on Exercise	on Exercise	on Vesting	December 31,
Name	(#)	($)	(#)	2006 ($)
(a)	(b)	(c)	(d)(1)	(e)(2)
Steven E. Simpson, President and Chief Executive Officer	—	—	1,168,571	$362,257

Brian P. Callahan, Chief Financial Officer	—	—	—	—

Anthony D. James, Chief Operating Officer	—	—	365,179	$113,205

Gregory T. Stevens, Chief Administrative Officer, General Counsel and Secretary	—	—	292,143	$90,564

J. Alan Whorton, Senior Vice President, Sales and Marketing	—	—	12,500	$3,875

(1)	Represents shares of common stock of Spheris Holding III.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS No. 123(R).

Nonqualified Deferred Compensation
          The following table sets forth certain information with respect to deferrals made by the Named Executive Officers pursuant to the Company’s nonqualified deferred compensation plan, the earnings thereon and the aggregate balance at December 31, 2006:

					Aggregate
	Executive	Registrant	Aggregate	Aggregate	Balance
	Contributions in	Contributions in	Earnings in	Withdrawals/	at December 31,
	2006	2006	2006	Distributions	2006
Name	($)	($)(1)	($)	($)	($)
Steven E. Simpson, President and Chief Executive Officer	$19,973	$2,137	$5,302	—	$52,173

Brian P. Callahan, Chief Financial Officer	—	—		—	—

Anthony D. James, Chief Operating Officer	$4,400	$2,098	$1,280	—	$15,738

Gregory T. Stevens, Chief Administrative Officer, General Counsel and Secretary	$9,807	—	$3,066	—	$29,703

J. Alan Whorton, Senior Vice President, Sales and Marketing	—	—		—	—

(1)	All amounts reported are also reported as compensation to such Named Executive Officer in the “Summary Compensation Table.”
Potential Payments Upon Termination or Change in Control
The table below reflects the amount of compensation, as well as benefits and perquisites, which would be payable to each of the Named Executive Officers in the event of termination of such executive’s employment or upon a change in control of the Company. The amount of compensation payable to each Named Executive Officer upon voluntary termination, involuntary not-for-cause termination, upon a change in control, by the executive for good reason and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination or change in control was effective as of December 31, 2006, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination or upon a change in control. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company or at such time as a change in control occurs.

								Disability
	Voluntary	Involuntary				By Employee		or
Executive Benefits	Termination	Not for Cause		Change In		for Good Reason		Death
and Payments upon	on	Termination on		Control on		on		on
Separation(1)	12/31/2006	12/31/2006		12/31/2006		12/31/2006		12/3/2006
Compensation:

Steven E. Simpson, President and Chief Executive Officer	—	$418,864		—		$418,864		$82,164

Brian P. Callahan, Chief Financial Officer	—	$215,000		—		$215,000		—

Anthony D. James, Chief Operating Officer	—	$249,700		—		$249,700		$29,700

Gregory T. Stevens, Chief Administrative Officer, General Counsel and Secretary	—	$223,950		—		$223,950		$26,350

J. Alan Whorton, Senior Vice President, Sales and Marketing	—	—		—		—		—

Benefits & Perquisites:

Steven E. Simpson, President and Chief Executive Officer	—	$13,386	(2)	$740,826	(3)	$13,386	(2)	—

Brian P. Callahan, Chief Financial Officer	—	$13,386	(2)	—		$13,386	(2)	—

Anthony D. James, Chief Operating Officer	—	$13,386	(2)	$240,227	(3)	$13,386	(2)	—

Gregory T. Stevens, Chief Administrative Officer, General Counsel and Secretary	—	$13,386	(2)	$193,831	(3)	$13,386	(2)	—

J. Alan Whorton, Senior Vice President, Sales and Marketing	—	—		$13,950	(3)	—		—

(1)	Does not include accrued obligations, including any unpaid annual bonus earned.

(2)	Represents reimbursement amount of COBRA premiums in excess of cost of health insurance coverage for active employees for one year following the date of termination.

(3)	Represents the value of restricted stock grants that would vest upon a change in control.

Director Compensation
Set forth below is a summary of the compensation program for our outside directors, which was adopted during August 2006. Prior to its adoption, outside directors received an initial grant upon election to the Board of Directors and thereafter typically received equity grants annually, but did not receive any cash compensation, other than reimbursement of expenses. Employees who also serve as directors and directors appointed to the Board of Directors as representatives of Warburg Pincus and Towerbrook currently are not eligible to receive compensation for their service as directors, other than reimbursement of expenses incurred in connection with their services.
Annual Retainer. Each outside director receives $20,000 as an annual retainer.
Meeting Fees. For each meeting of the Board of Directors attended in person an outside director receives $1,500. An outside director also receives $1,000 for each Committee and special Board meeting not in conjunction with a regular quarterly Board meeting attended in person. An outside director receives $500 for each Board and Committee meeting attended by telephone. Directors are also reimbursed for expenses incurred in connection with their services as directors.
Committee Chairmen. The chair of the Audit Committee receives an annual retainer of $15,000 and the chairs of the Compensation Committee and the Nominating and Corporate Governance Committee receive an annual retainer of $7,500 each. Members of the Audit, Compensation and Nominating and Corporate Governance Committees each receive an annual retainer of $5,000.
Equity Incentives. Each outside director receives an award of 30,000 shares of restricted common stock under the Stock Incentive Plan upon his or her initial election to the Board of Directors, vesting in one-third increments on each anniversary of the date of grant, and 10,000 shares of restricted common stock annually on the date of his or her annual re-election to the Board of Directors, vesting on the first anniversary of the date of grant.
Election. In lieu of receiving the retainers and fees set forth above in cash, an outside director may elect to receive the retainers and fees in shares of Series A Convertible Preferred Stock of Spheris Holding III based on a ratio to be set by the Board of Directors each year. Such election must be made prior to December 31st of the year prior to the year in which such retainers and fees will be earned.
The table below represents the compensation earned by each director during 2006.

Change in
	Fees				Pension
	Earned				Value and
	or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)(1)	(c)(2)	(d)	(e)	(f)	(g)	(h)
Steven E. Simpson	—	—	—	—	—	—	—
Joel Ackerman	—	—	—	—	—	—	—
Jonathan Bilzin	—	—	—	—	—	—	—
Robert Z. Hensley	$18,000	$8,400	—	—	—	—	$26,400
John A. Kane	$4,000	$9,000	—	—	—	—	$13,000
Michael J. King	$15,750	$3,600	—	—	—	—	$19,350
Neal Moszkowski	—	—	—	—	—	—	—
Wayne T. Smith	$21,250	$3,600	—	—	—	—	$24,850
David J. Wenstrup	—	—	—	—	—	—	—

(1)	Represents fees paid since the outside directors compensation program was adopted in August 2006, and in the case of Mr. Hensely and Mr. Kane, since their election to the Board of Directors in August and November 2006, respectively.
(2)	These restricted stock grants were valued at fair market value on the date of grant using third-party valuations.

Compensation Committee Interlocks and Insider Participation
During 2006, Mr. Ackerman, Mr. Bilzin, and Mr. Smith served on our Compensation Committee for the full year, with Mr. Smith serving as the Compensation Committee Chair. Mr. Hensley served as a member of the Compensation Committee since his election to the Board of Directors in August 2006. None of the current members of the Compensation Committee or any of their family members serve or have served as an officer or employee of the Company. None of our executive officers served during 2006 as a member of the board of directors or compensation committee (or other committee serving an equivalent function) of any entity that had one or more executive officers serving as a member of the Board of Directors or the Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2006 with respect to shares of Spheris Holding III common stock that may be issued pursuant to outstanding options granted under our existing equity compensation plan, the Spheris Holding III, Inc. Stock Incentive Plan.

Number of Securities
Remaining Available
for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued Upon	Weighted-average	(excluding securities
	Exercise of	Exercise Price of	reflected in the
Plan Category	Outstanding Options	Outstanding Options	first column)
Equity compensation plans approved by security holders	1,585,000	$0.31	173,869

Equity compensation plans not approved by security holders	—	—	—

Total	1,585,000	$0.31	173,869

Security Ownership of Certain Beneficial Owners and Management
Spheris is a wholly owned subsidiary of Spheris Holding II and Spheris Holding II is a wholly owned subsidiary of Spheris Holding III. Neither Spheris nor Spheris Holding II has any outstanding options, restricted stock or convertible securities.
The following table sets forth certain information regarding the beneficial ownership of the equity securities of Spheris Holding III as of March 30, 2007 with respect to each beneficial owner of more than five percent of the outstanding equity securities of Spheris Holding III and beneficial ownership of the equity securities of Spheris Holding III by each director and executive officer and all directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares outstanding used in calculating the percentage of beneficial ownership for each person listed below includes common stock issuable upon conversion of Series A Convertible Preferred Stock beneficially owned by such persons and the shares of restricted common stock held by such persons, as well as shares issuable upon the exercise of stock options that are exercisable within 60 days of March 30, 2007. Shares issuable upon conversion of the Series A Convertible Preferred Stock assume the conversion of each share of Series A Convertible Preferred Stock, plus accrued but unpaid dividends payable in shares of Series A Convertible Preferred Stock, into shares of common stock. Percentage of ownership is based on 261,060,039 shares of common stock (on an as-converted basis) outstanding as of March 30, 2007. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them.

	Common Stock
	Beneficially Owned
	(On an as-Converted Basis)
Name (1)	Shares	Percentage
Warburg Pincus Private Equity VIII, L.P.(2)(3)	155,758,109	59.7%
Spheris Investment LLC(4)	155,259,156	59.5%
TowerBrook Investors L.P.(5)	77,879,055	29.9%
Steven E. Simpson(6)	11,908,420	4.6%
Brian P. Callahan(7)	217,500	*
Anthony D. James(8)	3,251,797	1.3%
Gregory T. Stevens(9)	2,655,660	1.0%
J. Alan Whorton(10)	57,500	*
Joel Ackerman(2)(11)	155,758,109	59.3%
Jonathan Bilzin(5)(12)	77,879,055	29.6%
Robert Z. Hensley(13)	30,000	*
John A. Kane(14)	30,000	*
Michael J. King(15)	60,000	*
Neal Moszkowski(5)(12)	77,879,055	29.6%
Wayne T. Smith(16)	539,510	*
David J. Wenstrup(2)(11)	155,758,109	59.7%
All directors and executive officers as a group (13 persons)(17)	252,340,663	96.0%

*	Less than one percent

(1)	Unless otherwise indicated, the address of each listed person is c/o Spheris Holding III, Inc., 9009 Carothers Pkwy., Suite C-3, Franklin, TN 37067.

(2)	Address is 466 Lexington Avenue, New York, NY 10017-3147.

(3)	The holdings of Warburg Pincus Private Equity VIII, L.P. include the holdings of Warburg Pincus Netherlands Private Equity VIII C.V.I and WP-WPVIII Investors, L.P., which, together, are referred to as (“WP VIII”). These holdings include approximately 155,758,109 shares of common stock issuable upon conversion of 69,360,660 shares of Series A Convertible Preferred Stock, plus 10 shares of common stock held directly by WP VIII. Warburg Pincus Partners LLC (“WPP LLC”) is the sole general partner of WP VIII, which holds the securities of record, and Warburg Pincus LLC (“WP LLC”) manages each of WPP LLC and WP VIII. Warburg Pincus & Co. (“WP & Co.”) is the sole managing member of WPP LLC. Charles R. Kaye and Joseph P. Landy are each Managing General Partners of WP & Co. and Co-Presidents and Managing Members of WP LLC. Each of WP & Co., WPP LLC, WP LLC, Mr. Kaye and Mr. Landy disclaims beneficial ownership of the shares of common stock reported herein as beneficially owned by WP VIII.

(4)	Includes approximately 155,259,156 shares of common stock issuable upon conversion of 69,141,454 shares of Series A Convertible Preferred Stock held by Spheris Investment LLC, an entity formed by Warburg Pincus in connection with the November 2004 Recapitalization (“Spheris Investment”). WP VIII is the managing member of Spheris Investment and, as such, has voting and investment power over certain shares of Spheris Investment not directly attributable to WP VIII. As a result, WP VIII, WP & Co., WPP LLC, WP LLC, Charles R. Kaye and Joseph P. Landy may be deemed to be the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of all of the common stock of Spheris Holding III owned by Spheris Investment, including the shares of common stock of Spheris Holding III not directly attributable to WP VIII. Each of WP VIII, WP & Co., WPP LLC, WP LLC, Charles R. Kaye and Joseph P. Landy disclaims beneficial ownership of all shares of common stock of Spheris Holding III reported herein as beneficially owned by Spheris Investment which are not directly attributable to WP VIII.

(5)	Includes 77,879,055 shares of common stock which are issuable upon conversion of 34,680,330 shares of Series A Convertible Preferred Stock. Address is 430 Park Avenue, New York, NY 10022. TowerBrook Investors L.P. is a Delaware limited partnership. Its general partner is TCP General Partner L.P., a Delaware limited partnership (“TCP GP”). An investment committee of TCP GP exercises exclusive decision making authority with regard to the acquisition and disposition of, and voting power with respect to, investments by TowerBrook Investors L.P. TCP GP’s general partner is TowerBrook Capital Partners LLC, a Delaware limited liability company, whose controlling members are Neal Moszkowski and Ramez Sousou, who in such capacity may be deemed to have shared voting and dispositive power over securities held for the account of TowerBrook Investors L.P. Mr. Bilzin is a Managing Director of TowerBrook Capital Partners L.P. Each of Mr. Moszkowski, Mr. Sousou and Mr. Bilzin disclaims beneficial ownership of such securities except to the extent of any pecuniary interest therein.

(6)	Includes 2,389,762 shares of restricted common stock for which the restrictions have not lapsed. Mr. Simpson also holds 3,145,667 Class A Units of Spheris Investment, representing an economic interest in approximately 7,084,134 shares of common stock issuable upon conversion of the shares of Series A Convertible Preferred Stock held by Spheris Investment.

(7)	Represents 217,500 common stock options exercisable within 60 days of March 30, 2007.

(8)	Includes 774,925 shares of restricted common stock for which the restrictions have not lapsed. Mr. James also holds 760,331 Class A Units of Spheris Investment, representing an economic interest in approximately 1,716,083 shares of common stock issuable upon conversion of the shares of Series A Convertible Preferred Stock held by Spheris Investment.

(9)	Includes 634,940 shares of restricted common stock for which the restrictions have not lapsed. Mr. Stevens also holds 625,643 Class A Units of Spheris Investment, representing an economic interest in approximately 1,412,089 shares of common stock issuable upon conversion of the shares of Series A Convertible Preferred Stock held by Spheris Investment.

(10)	Includes 45,000 shares of restricted common stock for which the restrictions have not lapsed.

(11)	Represents shares that may be deemed to be beneficially owned by WP & Co. and WP LLC. Mr. Ackerman and Mr. Wenstrup are each a general partner of WP & Co. and a managing director and member of WP LLC. All shares indicated as beneficially owned by Mr. Ackerman and Mr. Wenstrup are included because of their affiliation with WP & Co. and WP LLC. Mr. Ackerman and Mr. Wenstrup disclaim beneficial ownership of all shares which may be deemed to be beneficially owned by WP & Co. and WP LLC.

(12)	Represents shares held by TowerBrook Investors L.P., as described in note (5).

(13)	Includes 30,000 shares of restricted common stock for which the restrictions have not lapsed.

(14)	Includes 30,000 shares of restricted common stock for which the restrictions have not lapsed.

(15)	Includes 47,500 shares of restricted common stock for which the restrictions have not lapsed.

(16)	Includes 47,500 shares of restricted common stock for which the restrictions have not lapsed. Mr. Smith also holds 200,000 Class A Units of Spheris Investment, representing an economic interest in approximately 432,622 shares of common stock issuable upon conversion of the shares of Series A Convertible Preferred Stock held by Spheris Investment. Also includes 46,888 shares of common stock issuable upon conversion of 46,500 restricted shares of Series A Convertible Preferred Stock.

(17)	Includes all shares which may be deemed to be beneficially owned (within the meaning of Rule 13d-3 under the Exchange Act) by directors and executive officers. Also includes (i) 155,758,109 shares which Mr. Ackerman and Mr. Wenstrup may be deemed to be beneficially own by virtue of their affiliation with WP & Co. and WP LLC, and (ii) 77,879,055 shares which Mr. Bilzin and Mr. Moszkowski may be deemed to beneficially own by virtue of their affiliation with TowerBrook Investors L.P.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Tax Sharing Agreement
Spheris Holding III and related subsidiaries (the “filing group members”) file their U.S. federal and certain state income tax returns on a consolidated, unitary, combined or similar basis. To accurately reflect each filing group member’s share of consolidated tax liabilities on separate company books and records, on November 5, 2004, Spheris Holding III and each of its subsidiaries (including us) entered into a tax sharing agreement. Under the terms of the tax sharing agreement, each subsidiary of Spheris Holding III is obligated to make payments on behalf of Spheris Holding III equal to the amount of the federal and state income taxes that its subsidiaries would have owed if such subsidiaries did not file federal and state income tax returns on a consolidated, unitary, combined or similar basis. Likewise, Spheris Holding III may make payments to subsidiaries if it benefits from the use of a subsidiary loss or other tax benefit. The tax sharing agreement allows each subsidiary to bear its respective tax burden (or enjoy use of a tax benefit, such as a net operating loss) as if its return was prepared on a stand-alone basis. To date, no amounts have been paid under this agreement.
Operating Agreement
Steven E. Simpson, Anthony D. James, Gregory T. Stevens and certain other members of senior management (collectively, the “management members”) contributed shares of our common stock to Spheris Investment in exchange for Class A Units of Spheris Investment and entered into an operating agreement which governs Spheris Investment, along with Warburg Pincus and other members (including Wayne T. Smith, one of our directors). Spheris Investment is the majority equity holder of Spheris Holding III, our indirect parent.
The operating agreement provides that Warburg Pincus Private Equity VIII, L.P., or Warburg Pincus, and the related funds will be the managing members of Spheris Investment, which we refer to herein as the “managing members.” Subject to certain customary exceptions, no management member may transfer any Class A Units or any interest therein unless the written consent of the managing members is obtained, and thereafter any proposed transfer by a management member will be subject to a right of first refusal running in favor of Warburg Pincus. The operating agreement provides that Warburg Pincus may transfer its Class A Units freely, provided that, in the event of certain types of transfers of Class A Units, the other members of Spheris Investment may participate in such transfers on a pro rata basis. The operating agreement further provides that, in the event of certain types of transfers of the preferred stock of Spheris Holding III, Spheris Investment will have the right to, and the managing members will agree to cause Spheris Investment to, participate in such transfers on a pro rata basis and distribute the proceeds to the holders of Class A Units.
Pursuant to the terms of the operating agreement, but subject to certain limitations, the managing members may not authorize the issuance of additional membership units of Spheris Investment, including Class A Units, without the consent of the management members. In the event the managing members authorize the issuance of additional membership units, under certain circumstances, the managing members may permit the other members to participate in such proposed issuance. In the event Warburg Pincus desires to transfer its Class A Units to persons who are not affiliates of Warburg Pincus or Spheris Investment, the operating agreement permits Warburg Pincus to cause the other members of Spheris Investment to transfer their Class A Units for the same consideration proposed to be received by Warburg Pincus.
Stockholders’ Agreement
The stockholders of Spheris Holding III entered into a stockholders’ agreement which governs the shares of capital stock of Spheris Holding III.
The stockholders’ agreement provides that, subject to certain customary exceptions, in the event Spheris Holding III proposes to issue equity securities, Warburg Pincus, TowerBrook and Spheris Investment are entitled to participate in such proposed issuance on a pro rata basis. Those participation rights, and certain other rights granted under the stockholders’ agreement, will terminate following a public offering of common stock of Spheris Holding III if the common stock so offered is then listed on the New York Stock Exchange (“NYSE”) or the American Stock Exchange or is quoted on the NASDAQ National Market System, and if the net proceeds to Spheris Holding III total at least $30.0 million. The stockholders’ agreement further provides that, from the date on which the agreement was signed for so long as Warburg Pincus and TowerBrook continue to own at least 5% of the common stock of Spheris Holding III, each of Warburg Pincus and TowerBrook has the right to have certain individuals designated by Warburg Pincus and TowerBrook, respectively, on the Board of Directors of Spheris Holding III. The number of Board seats Warburg Pincus and TowerBrook may designate increases based on the number of shares of common stock owned by Warburg Pincus (and its affiliates) and TowerBrook. The stockholders’ agreement also provides that in the event Warburg Pincus proposes to sell Spheris Holding III to any unaffiliated third party, Warburg Pincus may require each other stockholder bound by the agreement to sell its shares of capital stock of Spheris Holding III (and otherwise vote in favor of, and waive any appraisal or similar rights in respect of, the sale), provided that, for so long as TowerBrook beneficially owns 5% of the common stock of Spheris Holding III, Warburg Pincus first offers to sell Spheris Holding III to TowerBrook.
Without the approval of the Board of Directors of Spheris Holding III, which approval must include the affirmative vote of at least one director designated by Warburg Pincus, Spheris Holding III will not, and will not permit any subsidiary to, sell, lease, or dispose of assets in excess of $5.0 million outside of the ordinary course of business, incur indebtedness for borrowed money in excess of $2.0 million in any fiscal year, make capital expenditures in any fiscal year in excess of an amount equal to 110% of the capital expenditures described in the operating plan of Spheris Holding III, as approved by the Board of Directors of Spheris Holding III, for such fiscal year, engage in any material business or activity other than that described in the operating plan, materially change its accounting methods or policies or change its auditors, increase the compensation of its senior executives other than as described in the operating plan, approve the operating plan or take, agree to take or resolve to take any actions in furtherance of any of the foregoing.
Stockholders’ Registration Rights Agreement
The Series A Convertible Preferred stockholders of Spheris Holding III are parties to a stockholders’ registration rights agreement pursuant to which Spheris Holding III granted such stockholders certain customary registration rights, including demand, piggy-back and Form S-3 registration rights.
Director Independence
The Board of Directors has determined that Mr. Ackerman, Mr. Bilzin, Mr. Hensley, Mr. Kane, Mr. Moszkowski, Mr. Smith, and Mr. Wenstrup, who constitute a majority of the Board of Directors, are “independent directors” as defined in Section 303A of the NYSE corporate governance listing standards. The Board of Directors has determined that Mr. Simpson (because he is our President and Chief Executive Officer) and Mr. King (because he is the former Chairman and Chief Executive Officer of HealthScribe), the Nominating and Corporate Governance Committee Chair, are not an “independent director” as defined in Section 303A of the NYSE corporate governance listing standards.
Related Party Transactions
The Audit Committee charter requires that the Audit Committee establish policies and procedures for the review, approval or ratification of related party transactions (including, at a minimum, related party transactions as defined under Item 404(a) of Item S-K of the rules and regulations provided under the Exchange Act); administer and oversee such policies and procedures; and periodically, at least annually, review and assess “ongoing” related party transactions to determine if such transactions remain appropriate or should otherwise be modified or terminated. While the Company has not yet adopted a formal written policy for reviewing such transactions, in deciding whether to approve and/or ratify a related party transaction, the Audit Committee may consider, among other things, the following factors: the related party’s relationship to the Company and direct or indirect interest in the transaction, both objective (e.g., the dollar amount of the related party’s interest) and subjective (e.g., any personal benefit not capable of quantification); whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances; if applicable, the availability of other sources of comparable products or services; the benefits to the Company of the proposed interested transaction; the impact on a director’s independence in the event the related party is a director, an “associated person” of a director or an entity in which a director is a partner, member, shareholder or officer; and the applicable terms of any credit or similar agreement governing related party transactions.
After considering these and other relevant factors, the Audit Committee either approves and/or ratifies or disapproves the related party transaction. The Audit Committee will not approve and/or ratify any related party transaction that is not on terms that it believes are both fair and reasonable to the Company.
Item 14. Principal Accountant Fees and Services
Audit and Audit Related Fees
The following table shows the fees paid or accrued by Spheris for audit and other services provided by Ernst & Young LLP, our independent registered public accounting firm, for the years ended December 31, 2006 and 2005.

	2006	2005
Audit fees(1)	$601,967	$279,343
Audit related fees (2)	59,800	66,877
Tax fees (3)	137,338	378,868
All other fees	—	—

Total fees	$799,105	$725,088

(1)	Audit fees consisted of fees for professional services provided in connection with the audit of our consolidated financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings including our Registration Statement on Form S-4 filed during 2006. Total fees include some amounts in foreign currencies that have been translated to U.S. dollars as of the date such fees were approved.

(2)	Audit related fees consisted principally of fees for certain due diligence services and consultation on accounting matters.

(3)	Tax fees consisted of fees for tax consultation and tax compliance services.
Pre-Approval of Audit and Non-Audit Fees
Consistent with Section 202 of the Sarbanes-Oxley Act of 2002 and SEC rules regarding auditor independence, our Audit Committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm. In 2006 and 2005, the Audit Committee approved all fees disclosed under “audit fees,” “audit related fees,” and “tax fees” by Ernst & Young in accordance with applicable rules.
The Audit Committee’s Auditor Independence Policy prohibits our independent registered public accounting firm from performing certain non-audit services and any services that have not been approved by the Audit Committee in accordance with the policy and the Section 202 rules. The policy establishes procedures to ensure that proposed services are brought before the Audit Committee for consideration and, if determined by the Committee to be consistent with the auditor’s independence, approved prior to initiation, and to ensure that the Audit Committee has adequate information to assess the types of services being performed and fee amounts on an ongoing basis. The Audit Committee has delegated to its Chair, Mr. Hensley, the authority to pre-approve services between meetings when necessary, provided that the full Committee is apprised of the services approved at its next regularly scheduled meeting.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
(1) Financial Statements
The financial statements as set forth under Item 8 of this Report have been filed herewith, beginning on page F-1 of this Report.

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, for the period from November 6, 2004 through December 31, 2004 and for the period from January 1, 2004 through November 5, 2004
F-4
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006 and 2005, for the period from November 6, 2004 through December 31, 2004 and for the period from January 1, 2004 through November 5, 2004
F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, for the period from November 6, 2004 through December 31, 2004 and for the period from January 1, 2004 through November 5, 2004
F-6
Notes to Consolidated Financial Statements	F-7
(2) Financial Statement Schedules
Schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statements and, therefore, have been omitted.
(3) Exhibits
The Exhibits are listed below as required by Item 601 of Regulation S-K included herewith.

Exhibit
Number	Description of Exhibits
2.1	Stock Purchase and Sale Agreement, dated as of April 10, 2003, as amended, by and between IDX Systems Corporation and Spheris Inc. (formerly known as Total eMed, Inc.).*

2.2	Securities Purchase Agreement, dated as of October 12, 2004, by and among Spheris Holdings LLC and Spheris Holding, Inc.*

2.3	Agreement and Plan of Merger, dated as of September 20, 2004, by and among HealthScribe, Inc., HSI Merger Sub, Inc. and Spheris Inc. (as successor in interest to MTS Group Holdings, Inc.).*

2.4	Agreement and Plan of Merger, dated as of December 13, 2005, as amended, by and among Spheris Holding III, Inc., Spheris Operations Inc., Spheris MergerSub, Inc., Vianeta Communications and the Principal Shareholders listed on the signatures pages thereto.*

3.1	Certificate of Incorporation of Spheris Inc., as amended.*

3.2	Bylaws of Spheris Inc., as amended.*

3.3	Articles of Organization of Spheris Operations LLC

3.4	Charter of Spheris Canada Inc., as amended.*

3.5	Bylaws of Spheris Canada Inc., as amended.*

3.6	Articles of Organization of Spheris Leasing LLC, as amended.*

3.7	Articles of Incorporation of Vianeta Communications, as amended.*

3.8	Bylaws of Vianeta Communications, as amended.*

4.1	Indenture dated as of December 22, 2004 by and among Spheris Inc., the guarantors (as defined therein) and the Bank of New York as trustee, with form of 11% Senior Subordinated Notes due 2012 attached.*

4.2	Registration Rights Agreement, dated as of December 22, 2004, by and among Spheris Inc., the guarantors listed in Schedule 1 thereto and J.P. Morgan Securities Inc. and UBS Securities LLC.*

4.3	Credit Agreement among Spheris Holding II, Inc., Spheris Inc. (as successor in interest to Spheris Holding, Inc.), the several lenders from time to time parties thereto, UBS Securities LLC, Merrill Lynch Capital, a division of Merrill Lynch Financial Services, Inc. and General Electric Capital Corporation and JP Morgan Chase Bank N.A. dated as of November 5, 2004, as amended.*#

4.4	Spheris, India Private Limited Line of Credit, dated October 7, 2005.*

10.1	Spheris Holding III, Inc. Stock Incentive Plan.*^

10.2	Stockholder’s Agreement, dated as of November 5, 2004, by and among Spheris Holding III, Inc. and the Warburg Investors (as defined therein), the Towerbrook Investors (as defined therein) and Spheris Investment LLC.*^

10.3	Registration Rights Agreement, dated as of November 5, 2004, among the investors listed on Schedule 1 thereto and Spheris Holding III, Inc.*^

10.4	Employment Agreement, dated as of October 12, 2004, by and between Spheris Operations Inc. (as successor in interest to Spheris Holdings, Inc.) and Steven E. Simpson.*^

10.5	Amended and Restated Employment Agreement, dated as of November 5, 2004, by and between Spheris Operations Inc. and Anthony D. James.*^

10.6	Amended and Restated Employment Agreement, dated as of November 5, 2004, by and between Spheris Operations Inc. and Gregory T. Stevens.*^

10.7	Employment Agreement, dated as of May 1, 2006, by and between Spheris Operations Inc. and Brian Callahan.*^

10.8	Office Lease, dated as of June 13, 2006, by and between Ford Motor Land Development Corporation and Spheris Operations Inc.**

10.9	Lease Agreement, dated as of March 22, 2004, as amended, by and between Duke Realty Limited Partnership and Spheris Operations Inc.*

10.10	Office Lease Agreement dated October 8, 2001, as amended, by and between Franklin Templeton Investor Services, LLC and Spheris Operations Inc. (as successor in interest to EDiX Corporation).*

10.11	Lease Deed, dated as of May 6, 2005, by and between Ramananda Adigalar Foundation and Spheris, India Private Limited.*

10.12	Deed of Lease, dated as of October 16, 2002, by and among Reddy Komala, Akkauamma, Muniyamma, Rathnamma and Spheris, India Private Limited.*

10.13	Deed of Lease, dated as of April 27, 2003, by and between Willowbrook Holdings, Inc. and Spheris Operations Inc. (as successor in interest to HealthScribe, Inc.).*

10.14	Executive and Director Compensation.^

10.15	Spheris Operations Amended and Restated Deferred Compensation Plan.*^

10.16	Spheris Operations 401(k) Plan, as amended.*^

10.17	Tax Sharing Agreement dated November 5, 2004, by and among Spheris Holding III, Inc., Spheris Holding II, Inc., Spheris Inc., and direct and indirect subsidiaries of Spheris Holding III, Inc. set forth on a schedule.*

10.18	Service Agreement, effective December 18, 2003, as amended, by and between India HealthScribe Private Limited (predecessor of Spheris, India Private Limited) and Spheris Operations Inc.*

10.19	Form of Indemnification Agreement for Directors and Executive Officers.***^

10.20	Form of Restricted Stock Agreement under Spheris Holding III, Inc. Stock Incentive Plan.***^

10.21	Form of Non-Qualified Stock Option Agreement under Spheris Holding III, Inc. Stock Incentive Plan.***^

21.1	Subsidiaries of Spheris Inc.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-4, as amended (File No. 333-132641).

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2006.

***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

#	Fourth Amendment to Credit Agreement incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2006.

^	Management contract or compensatory plan arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007	SPHERIS INC.
	By:	/s/ Steven E. Simpson
Steven E. Simpson
President and Chief Executive Officer

	By:	/s/ Brian P. Callahan
Brian P. Callahan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN E. SIMPSON	President and Chief Executive Officer; Director	March 30, 2007
Steven E. Simpson	(Principal Executive Officer)

/s/ BRIAN P. CALLAHAN	Chief Financial Officer (Principal Financial and	March 30, 2007
Brian P. Callahan	Accounting Officer)

/s/ JOEL ACKERMAN	Director	March 30, 2007
Joel Ackerman

/s/ JONATHAN BILZIN	Director	March 30, 2007
Jonathan Bilzin

/s/ ROBERT Z. HENSLEY	Director	March 30, 2007
Robert Z. Hensley

/s/ JOHN A. KANE	Director	March 30, 2007
John A. Kane

/s/ MICHAEL J. KING	Director	March 30, 2007
Michael J. King

/s/ NEAL MOSZKOWSKI	Director	March 30, 2007
Neal Moszkowski

/s/ WAYNE T. SMITH	Director	March 30, 2007
Wayne T. Smith

/s/ DAVID J. WENSTRUP	Director	March 30, 2007
David J. Wenstrup

SPHERIS INC.
FINANCIAL INFORMATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, for the period from November 6, 2004 through December 31, 2004 and for the period from January 1, 2004 through November 5, 2004
F-4
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006 and 2005, for the period from November 6, 2004 through December 31, 2004 and for the period from January 1, 2004 through November 5, 2004
F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, for the period from November 6, 2004 through December 31, 2004 and for the period from January 1, 2004 through November 5, 2004
F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Spheris Inc.
We have audited the accompanying consolidated balance sheets of Spheris Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005, for the period from November 6, 2004 through December 31, 2004 and for the period from January 1, 2004 through November 5, 2004 (predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spheris Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005, for the period from November 6, 2004 through December 31, 2004 and for the period from January 1, 2004 through November 5, 2004 (predecessor), in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 26, 2007

Spheris Inc.
Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
	(Amounts in Thousands, Except Share Amounts)
Assets
Current assets
Unrestricted cash and cash equivalents	$6,323	$7,339
Restricted cash	529	1,055
Accounts receivable, net of allowance of $1,191 and $929, respectively	33,576	30,715
Deferred taxes	2,775	1,374
Other current assets	3,463	2,389

Total current assets	46,666	42,872

Property and equipment, net	12,435	9,152
Internal-use software, net	3,679	8,153
Customer contracts, net	29,943	45,799
Goodwill	219,311	211,116
Other noncurrent assets	3,714	3,194

Total assets	$315,748	$320,286

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,520	$3,030
Accrued wages and benefits	17,066	14,094
Current portion of long-term debt	750	750
Current portion of capital lease obligations	59	221
Other current liabilities	5,838	4,606

Total current liabilities	26,233	22,701

Long-term debt, net of current portion	193,907	195,702
Capital lease obligations, net of current portion	35	105
Deferred tax liabilities	6,180	10,375
Other long-term liabilities	2,755	716

Total liabilities	229,110	229,599

Commitments and contingencies

Common stock, $0.01 par value, 100 shares authorized, 10 shares issued and outstanding	—	—
Other comprehensive loss	(474)	(89)
Contributed capital	110,787	102,301
Accumulated deficit	(23,675)	(11,525)

Total liabilities and stockholders’ equity	$315,748	$320,286

See accompanying notes.

Spheris Inc.
Consolidated Statements of Operations

				Predecessor
			November 6	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	November 5,
	2006	2005	2004	2004
	(Amounts in Thousands)
Net revenues	$207,141	$209,032	$23,851	$128,826

Direct costs of revenues (exclusive of depreciation and amortization below)	152,120	154,274	17,960	95,835
Marketing and selling expenses	5,392	5,265	835	3,505
General and administrative expenses	18,974	18,337	1,899	12,605
Depreciation and amortization	26,553	26,642	3,444	10,797

Total operating costs	203,039	204,518	24,138	122,742

Operating income (loss)	4,102	4,514	(287)	6,084

Loss on refinance of debt	—	—	291	4,304
Interest expense, net	21,136	20,307	1,506	3,051
Foreign currency gain	(213)	(287)	(31)	—
Other (income) loss	(188)	(140)	(17)	35

Net loss before income taxes	(16,633)	(15,366)	(2,036)	(1,306)

Provision for (benefit from) income taxes	(4,483)	(5,126)	(751)	458

Net loss	$(12,150)	$(10,240)	$(1,285)	$(1,764)

See accompanying notes.

Spheris Inc.
Consolidated Statements of Stockholders’ Equity

				Other		Total
	Common Stock		Contributed	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
	(Amounts in Thousands, Except Share Amounts)
Balance, December 31, 2003	10	$—	$26,618	$—	$(9,940)	$16,678

Net loss January 1 through November 5, 2004	—	—	—	—	(1,764)	(1,764)

Amortization of deferred compensation on common units of Predecessor parent	—	—	978	—	—	978

Capital contribution from Predecessor parent	—	—	38,277	—	—	38,277
Elimination of Predecessor equity in connection with recapitalization	—	—	(65,873)	—	11,704	(54,169)

Balance, November 5, 2004	10	—	—	—	—	—

Comprehensive income (loss):
Net loss November 6 through December 31, 2004	—	—	—	—	(1,285)	(1,285)
Foreign currency translation	—	—	—	22	—	22

Total comprehensive income (loss)	—	—	—	22	(1,285)	(1,263)

Capital contribution from Parent Investors	—	—	101,885	—	—	101,885

Balance, December 31, 2004	10	—	101,885	22	(1,285)	100,622

Comprehensive loss:
Net loss	—	—	—	—	(10,240)	(10,240)
Foreign currency translation	—	—	—	(111)	—	(111)

Total comprehensive loss	—	—	—	(111)	(10,240)	(10,351)

Non-cash equity compensation	—	—	66	—	—	66
Capital contributions	—	—	350	—	—	350

Balance, December 31, 2005	10	—	102,301	(89)	(11,525)	90,687

Comprehensive loss:
Net loss	—	—	—	—	(12,150)	(12,150)
Foreign currency translation	—	—	—	(385)	—	(385)

Total comprehensive loss	—	—	—	(385)	(12,150)	(12,535)

Non-cash equity compensation	—	—	291	—	—	291
Capital contributions from parent investors	—	—	8,195	—	—	8,195

Balance, December 31, 2006	10	$—	$110,787	$(474)	$(23,675)	$86,638

See accompanying notes.

Spheris Inc.
Consolidated Statements of Cash Flows

				Predecessor
				January 1
	Year Ended	Year Ended	November 6	through
	December 31,	December 31,	through December	November 5,
	2006	2005	31, 2004	2004
	(Amounts in Thousands)
Cash flows from operating activities:
Net loss	$(12,150)	$(10,240)	$(1,285)	$(1,764)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,553	26,642	3,444	10,797
Write-off and amortization of acquired technology	736	—	—	—
Deferred taxes	(5,489)	(5,633)	(782)	—
Foreign currency translation gain	(385)	(111)	22	—
Loss on sale or disposal of assets	23	25	—	38
Non-cash equity compensation	291	66	—	978
Amortization of debt discounts and issuance costs	756	721	161	281
Loss on extinguishment of debt	—	—	291	4,304
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,951)	(1,107)	947	1,609
Other current assets	(424)	(633)	(114)	(8)
Accounts payable	(678)	324	(727)	157
Accrued wages and benefits	2,908	1,418	(1,618)	3,004
Other current liabilities	(1,323)	(2,811)	1,893	(1,919)
Other noncurrent assets and liabilities	(1,476)	569	672	(1,861)

Net cash provided by operating activities	7,391	9,230	2,904	15,616

Cash flows from investing activities
Purchases of property and equipment	(5,876)	(5,038)	(316)	(2,854)
Purchase of Vianeta, net of cash acquired	(7,788)	—	—	—
Purchase of HealthScribe, net of cash acquired	—	—	(69,443)	—
Purchase of Spheris Inc. in connection with the November 2004 Recapitalization, net of cash acquired	—	—	(217,283)	—
Proceeds from sale of property and equipment	—	—	23	175
Purchase and development of internal-use software	(1,309)	(1,071)	(502)	(1,882)

Net cash used in investing activities	(14,973)	(6,109)	(287,521)	(4,561)

Cash flows from financing activities
Proceeds from 2003 Credit Facility	—	—	—	45,000
Payments on 2003 Credit Facility	—	—	—	(71,540)
Payments on Exchangeable Subordinated Notes	—	—	—	(23,000)
Proceeds from the Mezzanine Facility	—	—	50,000	—
Payments on the Mezzanine Facility	—	—	(50,000)	—
Proceeds from the 2004 Senior Facility	—	—	75,000	—
Payments on the 2004 Senior Facility	(750)	(750)	—	—
Proceeds from Senior Subordinated Notes	—	—	125,000	—
Payments on other debt	—	(884)	—	—
Payments on capital leases	(232)	(212)	—	—
Debt issuance costs	(452)	(337)	(6,958)	(2,212)
Capital contributions from Predecessor	—	—	1,500	36,777
Capital contributions from Parent Investors	8,000	350	96,126	—

Net cash provided by (used in) financing activities	6,566	(1,833)	290,668	(14,975)

Net increase (decrease) in unrestricted cash and cash equivalents	(1,016)	1,288	6,051	(3,920)
Unrestricted cash and cash equivalents, at beginning of period	7,339	6,051	—	5,897

Unrestricted cash and cash equivalents, at end of period	$6,323	$7,339	$6,051	$1,977

Supplemental cash flow information:
Cash paid for interest	$22,301	$18,473	$247	$4,048

Cash paid for taxes	$654	$619	$—	$125

Supplemental schedule of non-cash transactions:
Non-cash capital contributions	$195	$—	$5,759	$—

Leasehold improvements and equipment funded through tenant incentive allowances	$2,106	$—	$—	$—

Vianeta post-acquisition contingencies	$1,911	$—	$—	$—

See accompanying notes.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
1. Description of Business and Summary of Significant Accounting Policies
Organization and Operations
On August 17, 2001, the Company’s former parent, Spheris Holdings LLC (“Holdings”), entered into an agreement whereby institutional and individual investors funded Holdings for the purpose of acquiring Spheris Inc. (“Spheris”). On that same date, Holdings entered into a separate agreement whereby Holdings purchased 100% of the outstanding stock of Spheris from Medscape Enterprises, Inc. During 2003, Holdings obtained additional funding from external creditors and existing investors to fund the purchase of EDiX Corporation (“EDiX”). On December 22, 2004, Spheris acquired ownership of HealthScribe, Inc. and its subsidiaries (“HealthScribe”). On January 1, 2006, EDiX, HealthScribe and HealthScribe-Scribes Acquisition, Inc., a wholly-owned subsidiary of HealthScribe, were merged into Spheris Operations Inc., a wholly-owned subsidiary of Spheris. On March 31, 2006, Spheris acquired Vianeta Communications (“Vianeta”). Effective July 1, 2006, Spheris Operations Inc. was converted from a Tennessee corporation to a single member Tennessee limited liability company, and renamed Spheris Operations LLC (“Operations”).
Spheris and its direct or indirect wholly-owned subsidiaries: Operations, Spheris Leasing LLC, Spheris Canada Inc., Spheris, India Private Limited (“SIPL”) and Vianeta (sometimes referred to collectively as the “Company”), provide clinical documentation technology and services to approximately 500 health systems, hospitals and group medical practices located throughout the United States. The Company receives medical dictation in digital format from subscribing physicians, transcribes the dictation into text format, stores specific data elements from the records, then transmits the completed medical record to the originating physician in the prescribed format. As of December 31, 2006, the Company employed approximately 5,500 skilled medical language specialists (“MLS”) in the U.S., Canada and India. Approximately 2,100 of these MLS work out of the Company’s two facilities in India, making the Company one of the largest global providers of medical transcription technology and services.
Reporting Unit and Principles of Consolidation
Prior to its acquisition by certain institutional investors in November 2004 (the “November 2004 Recapitalization”), Spheris was a wholly-owned subsidiary of Holdings. When referring to periods prior to the November 2004 Recapitalization, results of Spheris are sometimes referenced as the “Predecessor” throughout these financial statements. Subsequent to the November 2004 Recapitalization, Spheris became a wholly-owned subsidiary of Spheris Holding II, Inc. (“Spheris Holding II”), and an indirect wholly-owned subsidiary of Spheris Holding III, Inc. (“Spheris Holding III”), an entity owned by affiliates of Warburg Pincus LLC and TowerBrook Capital Partners LLC (together, the “Parent Investors”), and indirectly by certain members of Spheris’ management team. For all periods presented in the accompanying consolidated financial statements and footnotes, Spheris is the reporting unit and has only one reporting segment. All dollar amounts shown in these consolidated financial statements and tables in the notes are in thousands unless otherwise noted. The consolidated financial statements include the financial statements of Spheris, including its direct or indirect wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition
The Company uses revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, and the Company’s customer contracts contain multiple elements of services as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). In accordance with the provisions of EITF No. 00-21 and related guidance for the individual elements, the Company records service revenues as the services are performed and defers one-time fees and recognizes the revenue over the life of the applicable contracts. Software licensing revenues are recognized upon culmination of the earnings process, as defined under the provisions of the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” which typically occurs upon completion of installation of software at a customer location. Transcription services are provided at a contractual rate, and revenue is recognized when the provision of services is complete including the satisfaction of the following criteria: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company monitors actual performance against contract standards and provides for credits against billings as reductions to revenues.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with an original maturity of less than three months. The cash amounts of SIPL, the Company’s Indian subsidiary, are included as a component of unrestricted cash. Transfers of funds between the Company’s domestic operations and SIPL may be subject to certain foreign tax effects.
Restricted Cash
The Company’s cash balances include certain amounts that are currently available for distribution to former HealthScribe and Vianeta shareholders, and certain amounts being held until the resolution of certain tax matters related to the Vianeta acquisition. These amounts are reflected as “Restricted cash” in the accompanying consolidated balance sheets. Certain cash deposits made that are being held as security under certain of the Company’s lease obligations are reflected as “Other noncurrent assets” in the accompanying consolidated balance sheets.
Allowance for Doubtful Accounts
The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of a specific customer, historical trends and other information. Accounts receivables are written off against the allowance for doubtful accounts when accounts are deemed to be uncollectible on a specific identification basis. The determination of the amount of the allowance for doubtful accounts is subject to judgment and estimation by management. Increases to the allowance may be made if circumstances or economic conditions deteriorate.
A summary of the activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2006 and 2005, and the periods from November 6 through December 31, 2004 and January 1 through November 5, 2004, is as follows:

				Predecessor
			November 6	January 1
	Year ended	Year ended	through	through
	December 31,	December 31,	December 31,	November 5,
	2006	2005	2004	2004
Balance at beginning of period	$929	$1,356	$1,311	$1,010
Additions charged to costs and expense	410	725	(10)	236
Additions resulting from acquisitions	150	—	57	462
Write-offs and adjustments, net of recoveries	(298)	(1,152)	(2)	(397)

Balance at end of period	$1,191	$929	$1,356	$1,311

Approximately $0.5 million of the Predecessor’s 2004 additions to the allowance were recorded through adjustments to goodwill, as these amounts represent liabilities incurred in periods prior to the EDiX acquisition. Approximately $0.5 million of the 2005 write-offs and adjustments amount above was related to this EDiX goodwill adjustment. Approximately $0.1 million of the allowance recorded from the opening balance sheet purchase price allocation of HealthScribe is included in the 2004 additions amount above.
Concentration of Credit Risk
At times, cash balances in the Company’s accounts may exceed Federal Deposit Insurance Corporation insurance limits. The Company performs ongoing credit evaluations of our customers’ financial performance and generally requires no collateral from customers. No individual customers accounted for 10% or more of the Company’s net revenues during 2006, 2005 or 2004.
Property and Equipment
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally two to five years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Routine maintenance and repairs are charged to expense as

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
incurred, while betterments and renewals are capitalized. Equipment under capital lease obligations is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the applicable assets.
Software Costs
Internal-use software is capitalized in accordance with the AICPA SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1”) and EITF No. 00-2, “Accounting for Web Site Development Costs,” and is amortized over its estimated useful life.
Subsequent to its March 2006 acquisition of Vianeta, the Company accounted for the development costs of software intended for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development by the Company historically has been short. The Company capitalizes software acquired through business combinations and technology purchases if the related software under development has reached technological feasibility or if there are alternative future uses for the software.
Accounting for Goodwill, Intangibles and Other Long-lived Assets
The Company accounts for goodwill, intangibles and other long-lived assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). With respect to goodwill, the Company measures for impairment using cash and market based models to determine the estimated fair value of our reporting unit. These models contain significant assumptions and accounting estimates about discount rates, future operating results and terminal values that could materially affect the Company’s operating results or financial position if they were to change significantly in the future. The Company performs its goodwill impairment test annually and whenever events or changes in facts or circumstances indicate that impairment may exist.
In accordance with SFAS No. 144, when events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value may be estimated based upon internal evaluations that include quantitative analysis of revenues and cash flows, reviews of recent sales of similar assets and independent appraisals.
Income Taxes
The Company accounts for income taxes utilizing the asset and liability method prescribed by the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date. The Company accounts for income taxes associated with SIPL in accordance with Indian tax guidelines and is eligible for certain tax holiday programs pursuant to Indian law.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses of $2.1 million, $3.0 million, $0.2 million, and $1.0 million for the years ended December 31, 2006 and 2005, and the periods from November 6 through December 31, 2004 and January 1 through November 5, 2004, respectively, were included in the Company’s consolidated statements of operations. Advertising costs primarily consist of brand advertising, recruiting advertising for MLS and trade show participation.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Fair Value of Financial Instruments
In accordance with SFAS No.107, “Disclosures About Fair Value of Financial Instruments,” the Company calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At December 31, 2006 and 2005, there were no material differences between the carrying amounts and the estimated fair values of the Company’s financial instruments, other than the Senior Subordinated Notes (as defined in Note 10), which had a quoted market value of $116.3 million at December 31, 2006 as compared to $110.6 million at December 31, 2005.
Stock-Based Compensation
During periods from inception in 2001 through the November 2004 Recapitalization, Holdings issued equity instruments to employees of the Company as compensation to those employees. The Company has presented the effects of this equity-based compensation in its statements of operations with corresponding credits to capital contributions in accordance with Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Subsequent to the November 2004 Recapitalization, Spheris Holding III has issued, at various times, restricted stock and stock option grants to the Company’s employees and the Company’s non-employee directors. These restricted stock and stock option grants have been reflected as compensation expense in the Company’s accompanying consolidated statements of operations, due to benefits received by the Company. These restricted stock and stock option grants were valued at fair market value on the date of grant using third-party valuations and typically vest over a three or four-year period from the grant date. Accordingly, compensation expense is currently being recognized ratably over the applicable vesting periods.
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB No. 25 and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. Under SFAS No. 123(R), the Company is required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The fair value of all share-based payments received by the Company’s employees, non-employee directors and other designated persons providing substantial services to the Company is based on the fair value assigned to equity instruments issued by the Company’s indirect parent, Spheris Holding III. Compensation expense is currently being recognized ratably over the applicable vesting periods.
Self-Insurance
The Company is significantly self-insured for employee health and workers’ compensation insurance claims. As of December 31, 2006 and 2005, the Company had $3.3 million and $2.7 million, respectively, in accrued liabilities for employee health and workers’ compensation risks. As such, the Company’s insurance expense is largely dependent on claims experience and the Company’s ability to control its claims. The Company has consistently accrued the estimated liability for these insurance claims based on its history of claims experience and the time lag between the incident date and the date the cost is paid by the Company, as well as the use of third-party actuarial valuations of the outstanding liabilities. These estimates could change in the future.
Comprehensive Income and Foreign Currency Translation
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards of reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income encompasses all changes in stockholders’ equity except those arising from transactions with owners, and specifically includes foreign currency translation gains and losses.
The Company uses the U.S. dollar as its functional and reporting currency. SIPL uses the Indian rupee as its functional currency. For the years ended December 31, 2006 and 2005 and the period from December 23, 2004 (the date SIPL was acquired by the Company) to December 31, 2004, the assets and liabilities of SIPL were translated using the current exchange rate at the balance sheet date. Operating statement amounts for SIPL were translated at the average exchange rate in effect during the applicable periods following the HealthScribe acquisition. The resulting translation gains and losses are reflected as a component of other comprehensive income in the accompanying consolidated statements of stockholders’ equity. Exchange rate adjustments resulting from foreign currency transactions are included in the determination of net income or loss.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Derivatives and Financial Instruments
The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to foreign currency changes. The Company records these derivatives in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was subsequently amended by SFAS No. 138 and SFAS No. 149 (“SFAS No. 133, as amended”). SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended, requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.
Billings from SIPL are denominated in U.S. dollars. In order to hedge against fluctuations in exchange rates, SIPL maintains a portfolio of forward currency exchange contracts. These contracts have been recorded at fair value of $0.2 million and $12,000 at December 31, 2006 and 2005, respectively, as a component of other current assets with changes in fair value recognized as a component of other income in the accompanying consolidated statement of operations.
The 2004 Senior Facility (as defined in Note 10) required the Company to hedge at least 50% of the outstanding obligations of the funded debt within 180 days following the closing of the loan. Accordingly, in March 2005, the Company entered into an interest rate cap agreement to fulfill this requirement, capping LIBOR at 5.1% (prior to the applicable spread) on outstanding balances of $37.4 million through the expiration of the cap agreement in March 2007. The Company paid a premium of $0.1 million to enter into the interest rate cap agreement. The Company’s accounting for the agreement did not meet the hedge accounting criteria under SFAS No. 133, as amended, and related interpretations in accounting for the interest rate cap agreement. As a result, the interest rate cap agreement is marked to market each reporting period, and the increase in the fair value of the interest rate cap agreement of $17,154 during the year ended December 31, 2006 was reported as interest income in the consolidated statement of operations.
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect the reported assets and liabilities and contingency disclosures at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
Recent Accounting Pronouncements
SFAS No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is in the process of determining the impact, if any, that the implementation of SFAS No. 157 will have on its consolidated financial position and results of operations.
FIN No. 48. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 provides additional guidance for financial statement recognition of tax positions taken in tax returns. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently completing its evaluation of the impact the adoption of FIN No. 48 will have on its consolidated financial position and results of operations during 2007.
SFAS No. 123(R). In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) supersedes APB No. 25 and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. SFAS No. 123(R) was effective in the first annual reporting period beginning after December 15, 2005. Under SFAS No. 123(R), the Company is required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at the date of adoption. The Company adopted SFAS No. 123(R) on January 1, 2006. However, as further discussed in Note 12, all share-based payments received by the Company’s employees and non-employee directors are based on equity instruments issued by the Company’s indirect parent, Spheris Holding III. The adoption of SFAS No. 123(R) did not have a

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
material impact on the Company’s consolidated financial position or results of operations during the year ended December 31, 2006.
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
An initial purchase price of $10.4 million, including transaction costs of $0.2 million, was allocated to the assets and liabilities acquired based on estimated fair values as of March 31, 2006. These assets and liabilities were reflected in the accompanying condensed consolidated balance sheet beginning on March 31, 2006, including allocations of $8.0 million to goodwill and $1.3 million to internally generated software. The preliminary purchase price allocation is subject to revision as target objectives are met and additional information becomes available. As of December 31, 2006, $0.5 million was being held for future distribution to former Vianeta shareholders and until resolution of certain tax matters related to the acquisition, and was included as a component of the Company’s restricted cash and current liabilities. Additionally, $0.3 million of the purchase price was assigned to the estimated fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative use. In accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” this amount was immediately expensed in the Company’s consolidated statement of operations upon the acquisition date. This charge is reflected in direct costs of revenues in the accompanying consolidated statement of operations for the year ended December 31, 2006. The purchase price for Vianeta included $1.9 million of post-acquisition contingencies, including the estimated tax amount. As of December 31, 2006, these post-acquisition contingencies were included in “Other current liabilities” in the Company’s consolidated balance sheet.
3. November 2004 Recapitalization
On November 5, 2004, the Company completed the November 2004 Recapitalization with the Parent Investors. In connection with this transaction, the former stockholders of Spheris received $227.7 million in cash and equity for the purchase of 100% of the outstanding shares of Spheris. In accordance with the guidance in SFAS No. 141, “Business Combinations” (“SFAS No. 141”), the Company has accounted for this transaction as a purchase by the new Parent Investors. The Company incurred costs of $8.1 million in completing the November 2004 Recapitalization, of which $5.0 million has been treated as an addition to purchase price in accordance with the provisions of SFAS No. 141, and the remaining costs have been allocated to debt issuance costs, debt discounts and reductions to contributed capital, as appropriate. Direct costs of the November 2004 Recapitalization included certain fees paid to outside parties that provided both financing and acquisition assistance. Amounts incurred for these services have been allocated to purchase price and debt costs based on relative fair values.
In connection with the November 2004 Recapitalization, Spheris Investment LLC (“Spheris Investment”) was created as an investment vehicle by the Parent Investors and certain members of senior management of Spheris, together with new direct or indirect wholly-owned subsidiaries of the Parent Investors: Spheris Holding III, Spheris Holding II and Spheris Holding, Inc. (“Spheris Holding”). Proceeds to finance this transaction were generated through external debt financing totaling $125.0 million and direct cash and equity contributions of $102.3 million.
Cash was contributed to these newly formed entities by the Parent Investors and subsequently contributed to Spheris Holding in order to complete the November 2004 Recapitalization. Members of the executive management team of Spheris received 5.8 million membership units of Spheris Investment in exchange for their 3.2% ownership in shares of Spheris. The

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
remaining 96.8% of Spheris shares were purchased by Spheris Holding for $221.9 million in cash that was contributed by the Parent Investors. Immediately subsequent to the closing of the November 2004 Recapitalization, Spheris Holding was merged into the Company with the Company being the surviving corporation.
In accordance with the provisions of SFAS No. 141, the purchase price of the Company by Spheris Holding has been allocated to the assets and liabilities acquired based on fair values as follows, which includes subsequent adjustments to the preliminary purchase price:

Purchase price	$227,700
Direct cost of acquisition	4,954

Total purchase price	$232,654

Value assigned to assets and liabilities:
Assets:
Cash and cash equivalents	$9,612
Accounts receivable, net	23,701
Prepaids and other current assets	2,110
Internal-use software	7,097
Property and equipment	6,806
Customer contracts	50,685
Other noncurrent assets	2,251
Goodwill	160,727

Total assets	262,989

Liabilities:
Accounts payable	2,453
Accrued expenses and other current liabilities	11,803
Noncurrent deferred tax liability, net	15,636
Other noncurrent liabilities	443

Total liabilities	30,335

Total value assigned to assets and liabilities	$232,654

Approximately $7.6 million of the purchase price was paid with cash acquired in the transaction. Additionally, $5.8 million of the purchase amount was effected through a non-cash rollover of Company equity held by members of the senior management team. The Company incurred $2.5 million of non-recurring transaction costs, including transaction bonuses and non-cash equity compensation, associated with the completion of the November 2004 Recapitalization. These costs are included as a component of general and administrative costs in the accompanying consolidated statement of operations for the period from January 1 through November 5, 2004. The value assigned to goodwill in connection with the November 2004 Recapitalization is not anticipated to be deductible for tax purposes.
The preliminary purchase price was subject to revision as more detailed analysis was completed and additional information became available. Accordingly, during 2005, the Company decreased the value assigned to goodwill as a result of the release of $0.4 million of the valuation allowance related to the November 2004 Recapitalization.
4. HealthScribe Acquisition
On December 22, 2004, the Company acquired 100% of the outstanding stock of HealthScribe and subsidiaries for cash of $75.1 million, including certain costs related to financing and consummating the transaction. The purchase price was funded with proceeds raised through issuance of the Senior Subordinated Notes (as defined in Note 10).
The HealthScribe acquisition was accounted for using the purchase method of accounting as required by SFAS No. 141, and accordingly, the consolidated statements of operations include the results of HealthScribe from the date of acquisition.
In accordance with the provisions of SFAS No. 141, the purchase price of HealthScribe was allocated to the assets and liabilities acquired based on fair values as follows, which includes subsequent adjustments to the preliminary purchase price:

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006

HealthScribe
(December 22, 2004)
Purchase price	$73,550
Direct cost of acquisition	1,584

Total purchase price	$75,134

Value assigned to assets and liabilities:
Assets:
Cash and cash equivalents	$5,691
Restricted cash	6,189
Accounts receivable, net	6,855
Prepaids and other current assets	2,364
Internal-use software	5,129
Property and equipment	3,523
Customer contracts	13,069
Other noncurrent assets	258
Goodwill	50,389

Total assets	93,467

Liabilities:
Accounts payable	1,160
Accrued expenses and other current liabilities	13,142
Noncurrent deferred tax liability, net	2,610
Other noncurrent liabilities	1,421

Total liabilities	18,333

Total value assigned to assets and liabilities	$75,134

Direct costs of acquisition includes certain fees paid to outside parties that provided both financing and acquisition assistance. Amounts incurred for these services have been allocated to purchase price and debt costs based on relative fair values. The value assigned to goodwill in connection with the HealthScribe acquisition is not anticipated to be deductible for tax purposes. Approximately $3.8 million of the cash acquired was used to fund the purchase price of HealthScribe. The cash and accrued expense allocations for HealthScribe as shown above include $5.9 million in cash received by HealthScribe from Spheris in connection with the purchase that was held for future distribution to former HealthScribe shareholders. As of December 31, 2006, $0.1 million of this amount was still being held for distribution and is included in restricted cash and liabilities on the accompanying consolidated balance sheet.
In accordance with the HealthScribe purchase agreement, a portion of the purchase price was placed in escrow to satisfy certain indemnification and reimbursement obligations of HealthScribe and to secure any post-closing purchase price adjustment that may occur if the amount of the balance sheet or other adjustments were underestimated at the time of the HealthScribe acquisition. None of this cash nor liability is reflected in the Company’s accompanying financial statements.
The preliminary purchase price was subject to revision as more detailed analysis was completed and additional information became available. Accordingly, goodwill was increased $0.4 million during the second quarter of 2005 as the result of increases in the estimated accrued expenses and other current liabilities at the time of the HealthScribe acquisition. During the fourth quarter of 2005, goodwill was decreased $0.3 million as the result of decreases in the estimated accrued expenses and other current liabilities at the time of the HealthScribe acquisition and also decreased $0.8 million due to the change in deferred tax assets and liabilities related to HealthScribe acquisition.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
5. Property and Equipment, Net
Property and equipment at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Furniture and equipment	$1,522	$1,462
Leasehold improvements	4,576	2,250
Computer equipment and software	17,526	11,911

	23,624	15,623
Less accumulated depreciation and amortization	(11,189)	(6,471)

Property and equipment, net	$12,435	$9,152

Depreciation expense, including amortization on equipment under capital lease obligations, of $4.8 million, $5.6 million, $0.9 million and $5.0 million was recorded in the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005, and the periods from November 6 through December 31, 2004 and January 1 through November 5, 2004, respectively. In connection with the values assigned to assets and liabilities with the November 2004 Recapitalization, the HealthScribe acquisition and the Vianeta acquisition all assets were valued at their respective fair values as of the transaction date, and accordingly, accumulated depreciation on assets on the valuation date has been eliminated. Assets under capital lease obligations of $0.1 million and $0.3 million as of December 31, 2006 and 2005, respectively, are reflected in amounts presented above.
In connection with the relocation of its Franklin, Tennessee corporate headquarters during the fourth quarter of 2006, the Company incurred $2.9 million of capital expenditures, of which $2.1 million were paid for through tenant incentive allowances.
6. Internal-Use Software, Net of Amortization
The Company incurs costs to develop internal-use software primarily to provide technology services to its customers. These costs are recorded under the provisions of SOP 98-1. Net purchased and developed software costs at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Software under development	$621	$349
Software placed in service	14,441	13,405

	15,062	13,754
Less accumulated amortization	(11,383)	(5,601)

Internal-use software, net	$3,679	$8,153

In connection with the November 2004 Recapitalization, the Company revalued existing technology assets resulting in a net increase of $3.3 million to the previous carrying value. The adjusted basis of the technology assets is being amortized over the estimated remaining lives of these assets of two to three years. As a result of the HealthScribe acquisition, the Company assigned $5.1 million to the internally developed technology platform assets acquired. These assets are being amortized over a useful life of three years from the date of acquisition.
Interest costs on development of internal-use software have been recorded in accordance with the provisions of SFAS No. 34, “Capitalization of Interest Cost.” Capitalized interest on these projects of $54,000, $30,000, $2,000 and $13,000 for the years ended December 31, 2006 and 2005, and the periods from November 6, 2004 through December 31, 2004 and January 1, 2004 through November 5, 2004, respectively, was recorded as a reduction to interest expense in the accompanying consolidated statements of operations. Amortization on projects begins when the software is ready for its intended use and is recognized over the expected useful life, which is generally two to five years. Amortization expense related to internal-use software costs was $5.8 million, $5.1 million, $0.5 million and $1.2 million for the years ended December 31, 2006 and 2005, and the periods from November 6 through December 31, 2004 and January 1 through November 5, 2004, respectively, and was included in depreciation and amortization expense in the accompanying consolidated statements of operations. Amortization expense for the year ended December 31, 2006 included $0.6 million related to the impairment of one of the

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Company’s legacy platforms, which will no longer be used once the remaining customers using this platform are transitioned to another platform, which is currently expected to occur during 2007. In accordance with SFAS No. 144, the Company used future cash flows expected to be generated from this legacy platform’s remaining customers in order to determine the impairment amount.
7. Customer Contracts
The Company assigned $27.0 million to customer contracts acquired in the EDiX acquisition in 2003. These contracts were being amortized over an expected life of five years. In connection with the November 2004 Recapitalization, the Spheris customer contracts were revalued at $50.7 million. These contracts are being amortized over an expected life of four years. In connection with the HealthScribe acquisition in December 2004, the Company assigned a value of $13.1 million to the acquired contracts and is amortizing these contracts over an estimated life of four years. Additionally, the Company assigned a value of $0.1 million for customer contracts acquired in connection with the Vianeta acquisition consummated on March 31, 2006.
The components of the Company’s customer contracts are as follows:

	December 31, 2006		December 31 ,2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer contracts	$63,864	$(33,921)	$63,754	$(17,955)
Amortization expense for customer contracts for the years ended December 31, 2006 and 2005, and the periods from November 6 through December 31, 2004 and January 1 through November 5, 2004 was $16.0 million, $15.9 million, $2.0 million, and $4.6 million, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows:

2007	$15,975
2008	13,959
2009	9
2010	—
2011	—
8. Other Noncurrent Assets
Other noncurrent assets of the Company at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Debt issuance costs	$2,607	$1,951
Less: accumulated amortization	(392)	(176)

Debt issuance costs, net	2,215	1,775
Other	1,499	1,419

Total other noncurrent assets	$3,714	$3,194

Debt issuance costs are amortized to interest expense over the life of the applicable credit facilities using the effective interest method.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
9. Other Current Liabilities
Other current liabilities of the Company at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Accrued Vianeta acquisition contingencies	$1,954	$—
Income taxes payable	635	567
Accrued interest	611	611
Short-term deferred revenue	480	9
Professional services	435	243
Accrued group purchasing organization fees	400	306
Severance	228	679
Amounts held for payment to former HealthScribe shareholders	75	1,051
Other	1,020	1,140

Total other current liabilities	$5,838	$4,606

10. Debt
Outstanding debt obligations of the Company at December 31, 2006 and 2005 consisted of the following:

	2006	2005
2004 Senior Facility, with fixed quarterly principal payments and unpaid balance due November 2010; interest payable periodically at variable rates. The interest rate was 9.4% and 8.2% at December 31, 2006 and 2005, respectively	$72,073	$74,110

11.0% Senior Subordinated Notes, principal due at maturity in December 2012; interest payable semi-annually in June and December	122,584	122,342

	194,657	196,452
Less: Current portion of long-term debt obligations	(750)	(750)

Long-term portion of total debt obligations	$193,907	$195,702

Exchangeable Subordinated Notes
On June 18, 2003, Holdings and the Company entered into a subscription agreement with existing investors and creditors for the purchase and issuance of $23.0 million in exchangeable subordinated notes of Spheris (the “Exchangeable Notes”), 2.3 million warrants to purchase common units of Holdings and $10.0 million in 2003 redeemable preferred units of Holdings. Approximately $22.0 million of the Exchangeable Notes issued were to Holdings’ largest institutional investor. These Exchangeable Notes were entered into primarily for the purpose of funding the acquisition of EDiX by the Company and, together with applicable interest charges, are reflected on the historical financial records of the Company. On April 30, 2004, the Company amended its 2003 Credit Facility (as discussed below), and a portion of the proceeds was used to pay off all the Exchangeable Notes.
2003 Credit Facility
On June 18, 2003, the Company entered into a credit facility agreement (the “2003 Credit Facility”). Initial proceeds under the 2003 Credit Facility of $33.0 million were used to help finance the purchase of EDiX. The initial 2003 Credit Facility contained two term loans, a $5.0 million Term Loan A and a $15.0 million Term Loan B, and a $20.0 million revolving credit facility. On April 30, 2004, the Company amended the 2003 Credit Facility, extending the maturity date to April 30, 2010. Proceeds of $45.0 million were used to pay off the Exchangeable Notes and to refinance amounts outstanding on the 2003 Credit Facility. The new amended credit facility contained one term loan for $45.0 million and a $20.0 million revolving credit facility. In connection with the refinancing of the 2003 Credit Facility, the Company recognized a $3.3 million loss on refinance during 2004. In addition, the Company incurred an additional $1.1 million in debt issuance and debt discount costs related to the refinance. On November 5, 2004, the Company entered into its 2004 Senior Facility and

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Mezzanine Facility (as discussed below), and a portion of the proceeds was used to pay off the 2003 Credit Facility in its entirety.
2004 Senior Facility
In order to finance the November 2004 Recapitalization, the Company entered into a $100.0 million credit facility, consisting of a $75.0 million term loan facility and a $25.0 million revolving credit facility (the “2004 Senior Facility”). The 2004 Senior Facility bears interest at prime or Eurodollar rates, at the Company’s option, plus an applicable margin based on pricing criteria established in the 2004 Senior Facility agreement. The 2004 Senior Facility also charges 0.50% per annum on unused revolver commitment amounts. Interest on borrowings under the 2004 Senior Facility is due on applicable Interest Payment Dates (as defined in the 2004 Senior Facility agreement), or may be converted into revolving loan borrowings until the revolving credit maturity date on November 5, 2009. Approximately $1.6 million in accrued interest under the 2004 Senior Facility is included as a component of long-term debt in the accompanying consolidated balance sheets as of December 31, 2005. No accrued interest was outstanding under the 2004 Senior Facility at December 31, 2006. Principal payments on the term loan facility are payable quarterly through maturity of the 2004 Senior Facility on November 5, 2010. Available borrowings under the revolver portion of the 2004 Senior Facility are reduced by letters of credit issued under the 2004 Senior Facility. At December 31, 2006, no amounts were outstanding under the revolver portion of the 2004 Senior Facility, and $2.4 million was outstanding under letters of credit under the 2004 Senior Facility.
In November 2006, the Company amended the 2004 Senior Facility (the “2006 Amendment”) in order to provide sufficient flexibility for the Company to operate its business in continued compliance with certain of its financial covenants. The 2006 Amendment amended the existing covenant levels under the 2004 Senior Facility for the interest coverage ratio and the leverage coverage ratio for the third quarter of 2006 through the maturity of the 2004 Senior Facility. The 2006 Amendment also (i) increased the Company’s interest rate spread on the 2004 Senior Facility by 0.50% so long as the leverage ratio remains greater than 6.00 to 1.00; (ii) reduced the Company’s aggregate revolving credit available under the 2004 Senior Facility to $17.5 million so long as the Company’s leverage ratio remains greater than 5.50 to 1.00; and (iii) placed certain additional restrictions on the Company’s ability to incur further indebtedness. After giving effect to the 2006 Amendment, the Company’s total capacity for borrowings under the revolver portion of the 2004 Senior Facility was $15.1 million as of and for the quarter ended December 31, 2006, and continues to be limited by the Company’s outstanding letters of credit and certain terms under the 2004 Senior Facility agreement.
The 2004 Senior Facility is secured by substantially all of the Company’s assets and is guaranteed by the Company’s direct parent, Spheris Holding II, and all of the Company’s subsidiaries, except for SIPL. The 2004 Senior Facility contains restrictive covenants regarding certain financial covenants and other operational items as defined in the 2004 Senior Facility agreement, including restricting the Company’s ability to declare and pay dividends or other distributions to Holdings.
In connection with the borrowings under the 2004 Senior Facility, the Company has incurred $0.8 million and $2.1 million in debt issuance costs and debt discounts, respectively, including $0.2 million of debt issuance costs incurred during the fourth quarter of 2006 in connection with the 2006 Amendment. The remaining balance of the issuance costs at December 31, 2006 of $0.6 million, net of accumulated amortization, was reflected in other noncurrent assets on the accompanying condensed consolidated balance sheet and will continue to be amortized over the term of the debt. The remaining debt discount at December 31, 2006 of $1.4 million was reflected as a reduction in the carrying amount of the debt.
The Company believes it was in compliance with the financial covenants in its 2004 Senior Facility agreement as of December 31, 2006. As of and for the quarter ended December 31, 2006, the 2004 Senior Facility agreement required that the Company comply with the following financial covenants: a minimum interest coverage ratio test (currently 1.35 to 1.0), a capital expenditure test (currently not to exceed $13.5 million for 2006) and a maximum leverage ratio test (currently 7.25 to 1.0). These financial covenants will become more restrictive over time beginning in the third quarter of 2007. Although the Company currently believes that it will be able to maintain continued compliance with its financial covenants, there can be no assurance that the Company will remain in compliance with the Company’s financial covenants for future periods or that, if the Company defaults under any of its covenants, the Company will be able to obtain waivers or amendments that will allow the Company to operate its business in accordance with its plans.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Senior Subordinated Notes
On December 22, 2004, the Company issued $125.0 million of 11% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). These Senior Subordinated Notes bear interest at a fixed rate of 11.0% per annum. Interest is payable in semi-annual installments beginning on June 15, 2005 until maturity on December 15, 2012.
The Company has incurred $1.9 million and $2.9 million in debt issuance costs and debt discounts, respectively, in connection with the Senior Subordinated Notes, including $0.5 million of debt issuance costs as part of the related exchange offer completed during June 2006. These costs are being amortized as additional interest expense over the term of the Senior Subordinated Notes. The remaining balance of the issuance costs at December 31, 2006 of $1.6 million, net of accumulated amortization, was reflected in other noncurrent assets on the accompanying condensed consolidated balance sheet. The remaining debt discount at December 31, 2006 of $2.4 million was reflected as a reduction in the carrying amount of the Senior Subordinated Notes.
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
Scheduled maturity of the Company’s debt obligations are as follows:

2007	$750
2008	750
2009	750
2010	71,250
2011	—
Thereafter	125,000

Total	$198,500

11. Leases
The Company leases certain equipment and office space under noncancellable operating leases. The majority of these leases contain annual escalation clauses. Rental expense for the Company’s operating leases is recognized on a straight-line basis over the term of the lease. Total rent expense for the years ended December 31, 2006 and 2005, and the periods from November 6 through December 31, 2004 and January 1 through November 5, 2004 was $1.6 million, $1.6 million, $0.2 million and $1.3 million, respectively, under these lease obligations.
The Company also leases certain office equipment and hardware under capital leases as defined in accordance with the provisions of SFAS No. 13, “Accounting for Leases.” The related assets under capital lease obligations are included in the accompanying consolidated balance sheets in property and equipment. Amortization expense related to assets under capital leases was $0.2 million, $0.2 million and $6,000, respectively, for the years ended December 31, 2006, 2005 and 2004 and was included in depreciation expense in the accompanying consolidated statements of operations.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Future minimum lease payments under all operating and capital leases with noncancellable terms in excess of one year are as follows:

	Operating
	Leases	Capital Leases
2007	$1,543	$68
2008	2,076	42
2009	1,954	—
2010	1,978	—
2011	2,020	—
Thereafter	9,361	—

Total minimum lease payments	$18,932	110

Less: amounts representing interest		(16)

Present value of net minimum capital lease payments		94
Less: current installments of obligations under capital leases		59

Long-term capital lease obligations		$35

In connection with the lease of its Virginia office location, the Company is required to maintain a letter of credit in favor of the lessor to secure the Company’s obligations under the lease. This letter of credit is secured by a cash deposit. Cash of $0.2 million and $0.3 million, respectively, was reflected as “Other noncurrent assets” related to this obligation on the accompanying consolidated balance sheet at December 31, 2006 and 2005.
During the fourth quarter of 2006, the Company relocated its Franklin, Tennessee corporate headquarters. In connection with this relocation, the Company incurred costs in building out the new facility. These costs are reflected as a component of “Property and equipment, net” in the Company’s consolidated balance sheets as of December 31, 2006. In addition, the Company received $2.1 million for certain tenant improvement allowances and other incentives which were accrued for as deferred rent as a component of “Other long term liabilities” in the consolidated balance sheets.
12. Stockholders’ Equity
Prior to the November 2004 Recapitalization, Spheris received a substantial portion of financing through capital contributions from Holdings. Following the purchase of Spheris by Holdings in 2001, Holdings periodically issued common units to employees and non-employee directors of Spheris. Issuances of these units were subject to unit restriction agreements whereby the units vested over four-year periods. As these units were issued for services provided for the benefit of Spheris, the compensation related to these issuances has been accounted for as compensation expense on the financial statements of Spheris. In accordance with the provisions of APB No. 25, the Company recorded compensation on these units ratably over the applicable vesting periods. Compensation expense of $1.0 million was reflected in the accompanying consolidated statements of operations for the period from January 1 through November 5, 2004. Approximately $0.8 million of the compensation cost recognized during the period from January 1 through November 5, 2004 was recognized due to accelerated vesting on the common units caused by the November 2004 Recapitalization.
Subsequent to the November 2004 Recapitalization, Spheris Holding III approved the establishment of the Spheris Holding III, Inc. Stock Incentive Plan (the “Plan”) for issuance of common stock to employees, non-employee directors and other designated persons providing substantial services to the Company. As of December 31, 2006, 14.6 million shares have been authorized for issuance under this plan. Shares are subject to restricted stock and stock option agreements and typically vest over a three or four-year period. As of December 31, 2006, an aggregate of 12.9 million shares of restricted stock and 1.6 million stock options were issued and outstanding under the plan. As these shares were issued for services to be provided to the Company, compensation expense of $0.3 million and $0.1 million was reflected in the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005, respectively. No compensation expense was recognized for the period from November 6 through December 31, 2004.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
13. Income Taxes
Income tax expense (benefit) on income (loss) consisted of the following for the periods presented:

				Predecessor
			November 6	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	November 5,
	2006	2005	2004	2004
Current:
Federal	$93	$23	$—	$121
State	512	498	31	337
Foreign	403	—	—	—

Total current provision	1,008	521	31	458

Deferred:
Federal	(4,256)	(5,303)	(714)	—
State	(971)	(312)	(68)	—
Foreign	(264)	(32)	—	—

Total deferred benefit	(5,491)	(5,647)	(782)	—

Total provision (benefit) for income taxes	$(4,483)	$(5,126)	$(751)	$458

A reconciliation of the U.S. federal statutory rate to the effective rate is as follows:

				Predecessor
			November 6
	Year Ended	Year Ended	through	January 1 through
	December 31,	December 31,	December 31,	November 5,
	2006	2005	2004	2004
Federal tax at statutory rate	$(5,674)	$(5,224)	$(692)	$(444)
State income taxes	(641)	(608)	(129)	189
Permanent differences	82	763	(19)	388
Foreign tax / tax holiday	349	(685)	—	—
Change in valuation allowance	1,424	662	89	325
Other	(23)	(34)	—	—

Total provision (benefit) for income taxes	$(4,483)	$(5,126)	$(751)	$458

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
The components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$455	$356
Accrued liabilities	2,660	1,513
Depreciation	868	710
Net operating losses – federal	33,890	35,494
Net operating losses – state	3,357	3,265
Net operating losses – foreign	410	492
Tax credits	380	287
Amortization expense – goodwill and start-up costs	939	1,246
Other	574	370

Total deferred tax assets	43,533	43,733
Valuation allowance	(34,706)	(33,389)

Net deferred tax assets	8,827	10,344

Deferred tax liabilities:
Amortization expense – customer list and technology	(11,330)	(19,037)
Other	(902)	(308)

Total deferred tax liabilities	(12,232)	(19,345)

Net deferred tax liabilities	$(3,405)	$(9,001)

In accordance with the provisions of SFAS No. 109, the Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance increased by $1.3 million and $0.6 million in 2006 and 2005, respectively. To the extent valuation allowance is released that was previously recorded as a result of business combinations, the offsetting credit will be recognized first as a reduction to goodwill, then to other intangible assets, and lastly as a reduction in the current period’s income tax provision. During 2006 and 2005, $0.1 million and $0.4 million, respectively, of net valuation allowance was released and charged against goodwill as a result of the utilization of state net operating losses. The valuation allowance released and charged against goodwill was related to the November 2004 Recapitalization.
In the United States, the Company currently benefits from federal and state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforwards available to reduce future taxable income were $99.7 million and $104.4 million at December 31, 2006 and 2005, respectively, and begin to expire in 2007. State net operating loss carryforwards at December 31, 2006 and 2005 were $68.3 million and $77.4 million, respectively, and began to expire in 2005. The majority of these federal and state net operating loss carryforwards are restricted due to limitations associated with ownership change, and as such, are fully reserved to reduce the amount that is more likely than not to be realized. In addition, the Company has alternative minimum tax credits which do not have an expiration date and certain other federal tax credits that will begin to expire in 2014.
Following the November 2004 Recapitalization, the Company had federal net operating losses of $70.3 million, state net operating losses of $53.7 million, and federal tax credits of $0.2 million. In addition, the Company recognized other deferred tax assets and deferred tax liabilities, including deferred tax liabilities resulting from value assigned to identifiable intangibles as part of the November 2004 Recapitalization. When deferred tax assets, net of valuation allowance, were combined with total deferred tax liabilities, the result was a net deferred tax liability of $15.0 million on the Company’s November 6, 2004 opening balance sheet. Goodwill recognized in connection with the November 2004 Recapitalization is not anticipated to be deductible for income tax purposes.
As a result of the HealthScribe acquisition, the Company acquired federal net operating losses of $36.5 million, state net operating losses of $19.2 million and foreign net operating losses of $1.4 million. In addition, the Company acquired other deferred tax assets and deferred tax liabilities, including deferred tax liabilities resulting from value assigned to identifiable intangibles. When deferred tax assets, net of valuation allowance, are combined with total deferred tax liabilities, the result was a net deferred tax liability of $0.8 million on the Company’s December 23, 2004 HealthScribe opening balance sheet. Goodwill recognized in connection with the HealthScribe acquisition is not anticipated to be deductible for income tax purposes.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
As part of the HealthScribe acquisition, the Company also acquired a wholly-owned Indian subsidiary, SIPL. The Company accounts for income taxes associated with SIPL in accordance with SFAS No. 109 following Indian tax guidelines. The Company is permanently reinvested in SIPL; accordingly, deferred taxes have not been provided on the outside basis differences. As of December 31, 2006 and 2005, the Company’s tax basis in its SIPL shares exceeded the book basis by $1.3 million and $1.9 million, respectively. These basis differences are not expected to reverse in the foreseeable future. Additionally, it is not practical to calculate the residual income tax which would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations. A $0.4 million foreign tax expense occurred in 2006 due to the expiration of a tax holiday previously enacted by the Indian Income Tax Act.
In March of 2006, the Company acquired Vianeta. This acquisition resulted in no tax attributes being acquired other than deferred tax liabilities resulting from the value assigned to identifiable intangibles. A portion of goodwill related to the Vianeta acquisition is anticipated to be deductible for federal and state income tax purposes.
14. Employee Benefit Plans
During 2002, the Company created an employee savings plan, the Spheris Operations 401(k) Plan (the “Spheris 401(k) Plan”), which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code (“IRC”). Under the provisions of the Spheris 401(k) Plan, participants may elect to contribute up to 75% of their compensation, up to the amount permitted under the IRC. The Company also sponsors the Spheris Operations Amended and Restated Deferred Compensation Plan (the “Deferred Compensation Plan”). Under the provisions of the Deferred Compensation Plan, participants may elect to defer up to 50% of base salary and up to 100% of incentive pay, as defined in the plan. The Company has historically elected to match 50% of the employees’ first 4% of wages deferred, in aggregate, to the Spheris 401(k) Plan. In the event the Spheris 401(k) Plan participant’s contributions are limited under provisions of the IRC and the participant is also deferring amounts into the Deferred Compensation Plan, then such matching amounts may be made to the Deferred Compensation Plan. These matching contributions are optional at the Company’s discretion. The Company made cash contributions in 2006 and 2005 of $1.1 million and $0.8 million respectively, related to matches for the 2005 and 2004 plan years and has accrued $1.2 million in matching contributions to be made during 2007 related to the 2006 plan year.
In connection with the HealthScribe acquisition, the Company assumed responsibility for the HealthScribe, Inc. 401(k) Plan. On February 8, 2005, the HealthScribe, Inc. 401(k) Plan was merged into the Spheris 401(k) Plan.
The Company provides medical benefits for substantially all employees through the use of both Company and employee contributions to third-party insurance providers. The Company is significantly self-insured for certain losses related to medical claims. The Company’s expense for these benefits totaled $8.7 million, $9.4 million, $1.1 million and $6.0 million for the years ended December 31, 2006 and 2005, and the periods from November 6 through December 31, 2004 and January 1 through November 5, 2004, respectively.
15. Commitments and Contingencies
Litigation
The Company is subject to various claims and legal actions that arise in the ordinary course of business. In the opinion of management, any amounts for probable exposures are adequately reserved for in the Company’s consolidated financial statements, and the ultimate resolution of such matters is not expected to have a material adverse effect on the Company’s financial position or results of operations.
Employment Agreements
The Company has employment agreements with certain members of senior management that provide for the payment to these persons of amounts equal to their applicable base salary, unpaid annual bonus and health insurance premiums over the applicable periods specified in their individual employment agreements in the event the employee’s employment is terminated without cause or certain other specified reasons. The maximum contingent liabilities, excluding amounts for accruals under restructuring reserves, under these agreements are $2.1 million and $2.3 million at December 31, 2006 and 2005, respectively.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Lease Agreements
Effective March 24, 2005, the Company amended the lease on its St. Petersburg, Florida operations facility, resulting in a reduction in required monthly payments under the amended lease agreement beginning in the second quarter of 2005. Under the amended agreement, the Company is released from primary obligations on approximately half of the previously leased space, but secondarily guarantees payment for the previously leased space for a period of 28 months from the date of commencement of the new primary obligor’s lease. The Company believes the fair value of this guarantee is nominal and, therefore, no amounts have been accrued for this guarantee in the accompanying condensed consolidated financial statements.
Tax Assessment
During the quarter ended December 31, 2006, SIPL received a notification of a tax assessment, including penalties and interest, of $1.6 million resulting from a transfer pricing tax audit by Indian income tax authorities for the fiscal tax period ended March 31, 2004. In January 2007, the Company filed a formal appeal with the India Commissioner of Income Tax citing numerous grounds for the removal of the proposed transfer pricing assessment. Any amounts paid related to this assessment are subject to subsequent claim by the Company against the HealthScribe acquisition escrow funds. Management intends to vigorously pursue all avenues with the India taxing authorities, legal and administrative agencies, and if necessary the Indian courts to rescind the assessment. If the assessment were brought forward from March 31, 2004 through December 31, 2006, a reasonable estimate of additional liability could range from zero up to $4.5 million, contingent upon the final outcome of the claim. As of December 31, 2006 based upon the Company’s application of SFAS No. 5, “Accounting for Contingencies”, while reasonably possible, management does not believe the likelihood of an unfavorable outcome to be probable and estimable at this time. Accordingly, the Company has not recorded any accrual for contingent liability associated with the tax assessment as of December 31, 2006.
16. Related Party Transactions
Through June 2002, the Company had an agreement with the Predecessor’s largest investor, whereby the Company was required to pay advisory services fees at a rate of $150,000 per year. These fees were cumulative and were payable upon the Company meeting certain financial targets as defined in the agreement. During June 2003, the Company entered into an amended agreement with this investor whereby the Company was obligated to pay the investor $500,000 per annum, payable quarterly. In connection with the November 2004 Recapitalization, this amended agreement was terminated. Approximately $0.4 million of fees incurred for these advisory services were reflected in general and administrative expenses in the accompanying consolidated statement of operations for the period January 1 through November 5, 2004.
The Company performed transcription services for a customer whose Chief Information Officer was on the Management Board of the Predecessor. These services were charged at fair market value and the revenues and receivables were reflected in the Company’s consolidated financial statements during the period from January 1, 2004 through November 5, 2004. While the Chief Information Officer was a member of the Predecessor’s Management Board, $1.3 million was recognized as net revenues in the accompanying consolidated statement of operations from this customer for the period from January 1 through November 5, 2004. Simultaneously with the November 2004 Recapitalization, the Chief Information Officer resigned his position as a member of the Management Board of the Predecessor and has never served as a member of the Company’s Board of Directors.
17. Termination Benefits
In connection with the purchase of EDiX in June 2003, the Company committed to a plan of restructuring the previous EDiX operations resulting in, among other things, a significant reduction in the corporate employee workforce. In connection with this plan, the Company accrued $0.9 million on the opening balance sheet allocation for EDiX in accordance with the provisions of EITF No. 95-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)”(“EITF 95-3”). At December 31, 2003, $0.3 million was outstanding to be paid under this plan. At December 31, 2004, all obligations under this plan had been fully paid.
Concurrent with the closing of the EDiX acquisition, the Company entered into an amended employment agreement with one of its executive founders. Under the terms of the agreement, the former employee no longer served as an employee of the Company, but continued to provide services as Chairman of the Predecessor’s Management Board. The terms of the amended employment agreement provided for payment of $0.3 million over a term of one year, and the former employee

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
continued to receive payments in consideration for services as Chairman of the Management Board of the Predecessor. The Company has recorded the entire $0.3 million in termination benefits as a charge to general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2003. At December 31, 2003, $0.1 million was outstanding to be paid under this agreement. At December 31, 2004, all amounts had been fully paid.
In connection with the purchase of HealthScribe, the Company committed to a plan of restructuring whereby a significant portion of the combined companies’ workforce would be reduced. In connection with this plan, the Company accrued $1.8 million in accrued liabilities on the opening balance sheet purchase price allocation for the HealthScribe purchase in accordance with the provisions of EITF No. 95-3. At December 31, 2004, all amounts were still outstanding and accrued under this plan. During the fourth quarter of 2005, the obligation was reduced by $0.3 million due to a reduction in the expected severance payments. At December 31, 2005, $0.5 million was outstanding and is included as a component of other current liabilities in the accompanying consolidated balance sheet. At December 31, 2006, all amounts had been fully paid.
The following table summarizes activity for these restructuring plans.

	2003	2003	2004
	EDiX	Executive	HealthScribe
	Acquisition Plan	Founder Plan	Acquisition Plan
Balance, December 31, 2002	$299	$107	$—

Additions	—	—	1,849
Payments and adjustments	(299)	(107)	—

Balance, December 31, 2004	—	—	1,849

Additions	—	—	—
Payments and adjustments	—	—	(1,323)

Balance, December 31, 2005	—	—	526

Additions	—	—	—
Payments and adjustments	—	—	(526)

Balance, December 31, 2006	$—	$—	$—

18. Information Concerning Guarantor and Non-Guarantor Subsidiaries
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

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
The following condensed consolidating schedules present financial information of Spheris, the Guarantors, and the Non-Guarantor as of December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005:
Consolidating Balance Sheet
(Amounts in Thousands)

	December 31, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Assets
Current assets
Unrestricted cash and cash equivalents	$4	$4,918	$1,401	$—	$6,323
Restricted cash	—	529	—	—	529
Accounts receivable, net of allowance	—	33,576	—	—	33,576
Intercompany receivables	72,371	45,079	6,968	(124,418)	—
Deferred taxes	—	2,775	—	—	2,775
Other current assets	125	3,015	323	—	3,463

Total current assets	72,500	89,892	8,692	(124,418)	46,666

Property and equipment, net	—	10,039	2,396	—	12,435
Internally generated software, net	—	3,679	—	—	3,679
Customer contracts, net	—	29,943	—	—	29,943
Goodwill	—	219,311	—	—	219,311
Investment in subsidiaries	305,285	—	—	(305,285)	—
Other noncurrent assets	2,215	1,183	316	—	3,714

Total assets	$380,000	$354,047	$11,404	$(429,703)	$315,748

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$2,071	$449	$—	$2,520
Accrued wages and benefits	—	14,329	2,737	—	17,066
Intercompany payables	45,079	79,339	—	(124,418)	—
Current portion of long-term debt	750	—	—	—	750
Current portion of capital lease obligations	—	59	—	—	59
Other current liabilities	610	5,058	170	—	5,838

Total current liabilities	46,439	100,856	3,356	(124,418)	26,233

Long-term debt, net of current portion	193,907	—	—	—	193,907
Capital lease obligations, net of current portion	—	35	—	—	35
Deferred tax liabilities	—	6,624	(444)	—	6,180
Other long-term liabilities	—	2,755	—	—	2,755

Total liabilities	240,346	110,270	2,912	(124,418)	229,110

Stockholders’ equity	139,654	243,777	8,492	(305,285)	86,638

Total stockholders’ equity	139,654	243,777	8,492	(305,285)	86,638

Total liabilities and stockholders’ equity	$380,000	$354,047	$11,404	$(429,703)	$315,748

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Consolidating Balance Sheet
(Amounts in Thousands)

	December 31, 2005
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Assets
Current assets
Unrestricted cash and cash equivalents	$1	$6,820	$518	$—	$7,339
Restricted cash	—	1,055	—	—	1,055
Accounts receivable, net of allowance	—	30,715	—	—	30,715
Intercompany receivables	60,624	22,829	7,256	(90,709)	—
Deferred taxes	—	1,374	—	—	1,374
Other current assets	83	2,100	206	—	2,389

Total current assets	60,708	64,893	7,980	(90,709)	42,872

Property and equipment, net	—	6,772	2,380	—	9,152
Internal-use software, net	—	8,153	—	—	8,153
Customer contracts, net	—	45,799	—	—	45,799
Goodwill	—	211,116	—	—	211,116
Investment in subsidiaries	296,740	—	—	(296,740)	—
Other noncurrent assets	1,775	1,185	234	—	3,194

Total assets	$359,223	$337,918	$10,594	$(387,449)	$320,286

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$2,044	$986	$—	$3,030
Accrued wages and benefits	—	12,306	1,788	—	14,094
Intercompany payables	22,829	67,880	—	(90,709)	—
Current portion of long-term debt	750	—	—	—	750
Current portion of capital lease obligations	—	221	—	—	221
Other current liabilities	611	3,623	372	—	4,606

Total current liabilities	24,190	86,074	3,146	(90,709)	22,701

Long-term debt, net of current portion	195,702	—	—	—	195,702
Capital lease obligations, net of current portion	—	105	—	—	105
Deferred tax liabilities	—	10,551	(176)	—	10,375
Other long-term liabilities	—	716	—	—	716

Total liabilities	219,892	97,446	2,970	(90,709)	229,599

Stockholders’ equity	139,331	240,472	7,624	(296,740)	90,687

Total stockholders’ equity	139,331	240,472	7,624	(296,740)	90,687

Total liabilities and stockholders’ equity	$359,223	$337,918	$10,594	$(387,449)	$320,286

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Consolidating Statement of Operations
(Amounts in Thousands)

	For the Year Ended December 31, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$207,141	$17,313	$(17,313)	$207,141

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	154,179	15,254	(17,313)	152,120
Marketing and selling expenses	—	5,392	—	—	5,392
General and administrative expenses	116	18,858	—	—	18,974
Depreciation and amortization	—	25,706	847	—	26,553

Total operating costs	116	204,135	16,101	(17,313)	203,039

Operating income (loss)	(116)	3,006	1,212	—	4,102

Interest expense, net of income	16,015	5,132	(11)	—	21,136
Other income	—	(186)	(215)	—	(401)

Net income (loss) before income taxes	(16,131)	(1,940)	1,438	—	(16,633)

Provision for (benefit from) income taxes	(6,245)	1,577	185	—	(4,483)

Net income (loss)	$(9,886)	$(3,517)	$1,253	$—	$(12,150)

Consolidating Statement of Operations
(Amounts in Thousands)

	For the Year Ended December 31, 2005
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$209,032	$17,660	$(17,660)	$209,032

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	156,469	15,465	(17,660)	154,274
Marketing and selling expenses	—	5,265	—	—	5,265
General and administrative expenses	112	18,225	—	—	18,337
Depreciation and amortization	—	26,059	583	—	26,642

Total operating costs	112	206,018	16,048	(17,660)	204,518

Operating income (loss)	(112)	3,014	1,612	—	4,514

Interest expense, net of income	14,736	5,600	(29)	—	20,307
Other income	—	(142)	(285)	—	(427)

Net income (loss) before income taxes	(14,848)	(2,444)	1,926	—	(15,366)

Provision for (benefit from) income taxes	(5,126)	31	(31)	—	(5,126)

Net income (loss)	$(9,722)	$(2,475)	$1,957	$—	$(10,240)

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Consolidating Statement of Cash Flows
(Amounts in Thousands)

	For the Year Ended December 31, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$1,205	$4,438	$1,748	$—	$7,391

Net cash provided by operating activities	1,205	4,438	1,748	—	7,391

Cash flows from investing activities:
Purchases of property and equipment	—	(6,320)	(865)	—	(7,185)
Investment in affiliates	(8,000)	—	—	8,000	—
Purchase of Vianeta, net of cash acquired	—	(7,788)	—	—	(7,788)

Net cash used in investing activities	(8,000)	(14,108)	(865)	8,000	(14,973)

Cash flows from financing activities:
Payments on debt and capital leases	(750)	(232)	—	—	(982)
Debt issuance costs	(452)	—	—	—	(452)
Contributed capital	8,000	8,000	—	(8,000)	8,000

Net cash provided by financing activities	6,798	7,768	—	(8,000)	6,566

Net increase (decrease) in unrestricted cash and cash equivalents	3	(1,902)	883	—	(1,016)
Cash and cash equivalents, at beginning of period	1	6,820	518	—	7,339

Cash and cash equivalents, at end of period	$4	$4,918	$1,401	$—	$6,323

Consolidating Statement of Cash Flows
(Amounts in Thousands)

	For the Year Ended December 31, 2005
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$738	$7,345	$1,147	$—	$9,230

Net cash provided by operating activities	738	7,345	1,147	—	9,230

Cash flows from investing activities:
Purchases of property, equipment, and internal-use software	—	(4,199)	(1,910)	—	(6,109)

Net cash used in investing activities	—	(4,199)	(1,910)	—	(6,109)

Cash flows from financing activities:
Payments on debt and capital leases	(750)	(1,096)	—	—	(1,846)
Debt issuance costs	(337)	—	—	—	(337)
Capital contributions	350	—	—	—	350

Net cash used in financing activities	(737)	(1,096)	—	—	(1,833)

Net increase (decrease) in unrestricted cash and cash equivalents	1	2,050	(763)	—	1,288
Cash and cash equivalents, at beginning of period	—	4,770	1,281	—	6,051

Cash and cash equivalents, at end of period	$1	$6,820	$518	$—	$7,339

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2006
18. Selected Quarterly Financial Information (Unaudited)
The following table presents summarized unaudited quarterly results of operations for the years ended December 31, 2006 and 2005. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Net revenues	$51,973	$52,335	$51,458	$51,375
Operating income	1,146	1,061	638	1,257
Interest expense, net	5,140	5,156	5,353	5,487
Benefit from income taxes	(1,147)	(1,303)	(1,446)	(587)
Net loss	(2,914)	(2,787)	(3,067)	(3,382)

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Net revenues	$53,344	$53,059	$51,862	$50,767
Operating income	493	1,780	1,287	954
Interest expense, net	4,880	5,186	5,000	5,241
Benefit from income taxes	(1,655)	(1,505)	(1,239)	(727)
Net loss	(2,697)	(1,881)	(2,297)	(3,365)
The quarterly results of operations for 2006 were impacted by the acquisition of Vianeta during March 2006.