Form 10-Q
period 2007-03-31
Spheris Inc.
filed 2007-05-15
CIK 1355804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to ____________________.
COMMISSION FILE NUMBER: 333-132641
SPHERIS INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1805254
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9009 Carothers Pkwy, Suite C3	37067
Franklin, Tennessee	(Zip Code)
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
YES ☐             NO ☒
(Note: As a voluntary filer, not subject to the filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports).)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                         Accelerated filer ☐                         Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES             NO ☒
As of May 11, 2007, 100%, or 10 shares, of Spheris Inc.’s common stock outstanding was owned by Spheris Holding II, Inc., its sole stockholder.

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

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Spheris Inc.
Financial Statements
For the Quarterly Period Ended March 31, 2007

Condensed Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	2
Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2007 and 2006	3
Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2007 and 2006	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Spheris Inc.
Condensed Consolidated Balance Sheets
(Amounts in Thousands)

	(Unaudited)
	March 31, 2007	December 31, 2006
Assets
Current assets
Unrestricted cash and cash equivalents	$8,912	$6,323
Restricted cash	529	529
Accounts receivable, net of allowance of $1,291 and $1,191, respectively	32,642	33,576
Deferred taxes	2,786	2,775
Other current assets	4,338	3,463

Total current assets	49,207	46,666

Property and equipment, net	12,207	12,435
Internal-use software, net	2,974	3,679
Customer contracts, net	25,949	29,943
Goodwill	219,396	219,311
Other noncurrent assets	3,437	3,714

Total assets	$313,170	$315,748

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,070	$2,520
Accrued wages and benefits	14,479	17,066
Current portion of long-term debt	750	750
Current portion of capital lease obligations	61	59
Other current liabilities	9,153	5,838

Total current liabilities	26,513	26,233

Long-term debt, net of current portion	193,892	193,907
Capital lease obligations, net of current portion	19	35
Deferred tax liabilities	4,746	6,180
Other long-term liabilities	3,333	2,755

Total liabilities	228,503	229,110

Common stock, $0.01 par value, 100 shares authorized, 10 shares issued and outstanding	—	—
Other comprehensive loss	(384)	(474)
Contributed capital	110,875	110,787
Accumulated deficit	(25,824)	(23,675)

Total stockholders’ equity	84,667	86,638

Total liabilities and stockholders’ equity	$313,170	$315,748

See accompanying notes.

Spheris Inc.
Condensed Consolidated Statements of Operations
(Unaudited and Amounts in Thousands)

	Three Months ended March 31,
	2007	2006
Net revenues	$52,347	$51,973

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	37,908	38,801
Marketing and selling expenses	1,255	1,278
General and administrative expenses	4,947	4,191
Depreciation and amortization	6,111	6,557

Total operating costs	50,221	50,827

Operating income	2,126	1,146

Interest expense, net of income	5,434	5,140
Other expense	25	67

Net loss before income taxes	(3,333)	(4,061)

Benefit from income taxes	(1,184)	(1,147)

Net loss	$(2,149)	$(2,914)

See accompanying notes.

Spheris Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited and Amounts in Thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,149)	$(2,914)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,111	6,557
Write-off of in-process research and development	162	250
Deferred taxes	(1,388)	(1,446)
Amortization of debt discounts and issuance costs	234	208
Other non-cash items	179	157
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	934	(1,227)
Other current assets	(875)	(464)
Accounts payable	(450)	(592)
Accrued wages and benefits	(2,587)	(978)
Other current liabilities	3,315	2,263
Other noncurrent assets and liabilities	490	(1,597)

Net cash provided by operating activities	3,976	217

Cash flows from investing activities:
Purchases of property and equipment	(1,185)	(1,222)
Purchase of Vianeta, net of cash acquired	—	501

Net cash used in investing activities	(1,185)	(721)

Cash flows from financing activities:
Payments on debt and capital leases	(202)	(264)
Debt issuance costs	—	(413)

Net cash used in financing activities	(202)	(677)

Net increase (decrease) in unrestricted cash and cash equivalents	2,589	(1,181)
Unrestricted cash and cash equivalents, at beginning of period	6,323	7,339

Unrestricted cash and cash equivalents, at end of period	$8,912	$6,158

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Capital contributions to restricted cash for the Vianeta acquisition	$—	$8,000

Purchase of Vianeta, net of cash acquired	$—	$9,894

See accompanying notes.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
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
Spheris and its direct or indirect wholly-owned subsidiaries: Operations, Spheris Leasing LLC, Spheris Canada Inc., Spheris India Private Limited (“SIPL”) and Vianeta (sometimes referred to collectively as the “Company”), provide clinical documentation technology and services to approximately 500 health systems, hospitals and group medical practices located throughout the United States. The Company receives medical dictation in digital format from subscribing physicians, transcribes the dictation into text format, stores specific data elements from the records, then transmits the completed medical record to the originating physician in the prescribed format. As of March 31, 2007, the Company employed approximately 5,500 skilled medical language specialists (“MLS”) in the U.S., Canada and India. More than 2,100 of these MLS work out of the Company’s two facilities in India, making the Company one of the largest global providers of clinical documentation technology and services.
Reporting Unit and Principles of Condensed Consolidation
Prior to its acquisition by certain institutional investors in November 2004 (the “November 2004 Recapitalization”), Spheris was a wholly-owned subsidiary of Holdings. Subsequent to the November 2004 Recapitalization, Spheris became a wholly-owned subsidiary of Spheris Holding II, Inc. (“Spheris Holding II”), and an indirect wholly-owned subsidiary of Spheris Holding III, Inc. (“Spheris Holding III”), an entity owned by affiliates of Warburg Pincus LLC and TowerBrook Capital Partners LLC (together, the “Parent Investors”), and indirectly by certain members of Spheris’ management team. For all periods presented in the accompanying financial statements and footnotes, Spheris is the reporting unit. All dollar amounts shown in these financial statements and tables in the notes are in thousands unless otherwise noted. The condensed consolidated financial statements include the financial statements of Spheris, including its direct or indirect wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Additionally, the accompanying interim condensed consolidated financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in year-end financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
SFAS No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is in the process of determining the impact, if any, that the implementation of SFAS No. 157 will have on its condensed consolidated financial position and results of operations.
FIN No. 48. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 provides guidance for financial statement recognition and disclosures related to uncertain tax positions. The Company adopted the provisions of FIN No. 48 effective January 1, 2007, including the additional disclosure requirements in the footnotes to its financial statements. The adoption of FIN No. 48 did not have a material impact on the Company’s results of operations during the first quarter of 2007.
SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company is in the process of determining the impact, if any, that the implementation of SFAS No. 159 will have on its condensed consolidated financial position and results of operations.
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
An initial purchase price of $10.5 million, including transaction costs of $0.2 million, was allocated to the assets and liabilities acquired based on estimated fair values as of March 31, 2006. These assets and liabilities were reflected in the accompanying condensed consolidated balance sheet beginning on March 31, 2006, including an allocation of $8.1 million to goodwill. Additionally, $0.3 million of the purchase price was assigned to the estimated fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative use. In accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” this amount was immediately expensed in the Company’s condensed consolidated statement of operations upon the acquisition date. This charge was reflected in direct costs of revenues in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2006. The purchase price for Vianeta included $2.0 million of post-acquisition contingencies related to technology and sales objectives and certain tax filings. As of March 31, 2007, $1.8 million of these post-acquisition contingencies were included in “Other current liabilities” in the Company’s condensed consolidated balance sheet.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
3. Customer Contracts
In connection with the November 2004 Recapitalization, the Company assigned a value of $50.7 million as a fair value of Spheris customer contracts existing as of the date of the transaction. These contracts are being amortized over an expected life of four years. In connection with the HealthScribe acquisition in December 2004, the Company assigned a value of $13.1 million to the acquired contracts and is amortizing these contracts over an estimated life of four years. Additionally, the Company assigned a value of $0.1 million for customer contracts acquired in connection with the Vianeta acquisition consummated on March 31, 2006. These contracts are being amortized over an expected life of three years. The components of the Company’s customer contracts are as follows (in thousands):

	March 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer contracts	$63,864	$(37,915)	$63,864	$(33,921)
Amortization expense for customer contracts for both the three months ended March 31, 2007 and 2006 was $4.0 million. Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

2007 (remainder)	$11,981
2008	13,959
2009	9
2010	—
2011	—
4. Other Comprehensive Loss
Other comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(2,149)	$(2,914)
Foreign currency translation gain	90	116

Other comprehensive loss	$(2,059)	$(2,798)

5. Debt
Outstanding debt obligations of the Company at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
2004 Senior Facility, with fixed quarterly principal payments and unpaid balance due November 2010; interest payable periodically at variable rates. The interest rate was 9.9% and 9.4% at March 31, 2007 and December 31, 2006, respectively	$71,988	$72,073
11.0% Senior Subordinated Notes, principal due at maturity in December 2012; interest payable semi-annually in June and December	122,654	122,584

	194,642	194,657
Less: Current portion of long-term debt obligations	(750)	(750)

Long-term portion of total debt obligations	$193,892	$193,907

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
2004 Senior Facility
In order to finance the November 2004 Recapitalization, the Company entered into a $100.0 million credit facility, consisting of a $75.0 million term loan facility and a $25.0 million revolving credit facility (the “2004 Senior Facility”). The 2004 Senior Facility bears interest at prime or Eurodollar rates, at the Company’s option, plus an applicable margin based on pricing criteria established in the 2004 Senior Facility agreement. The 2004 Senior Facility also charges 0.50% per annum on unused revolver commitment amounts. Interest on borrowings under the 2004 Senior Facility is due on applicable Interest Payment Dates (as defined in the 2004 Senior Facility agreement), or may be converted into revolving loan borrowings until the revolving credit maturity date on November 5, 2009. No accrued interest was outstanding under the 2004 Senior Facility at March 31, 2007 or December 31, 2006. Principal payments on the term loan facility are payable quarterly through maturity of the 2004 Senior Facility on November 5, 2010. Available borrowings under the revolver portion of the 2004 Senior Facility are reduced by letters of credit issued under the 2004 Senior Facility. At March 31, 2007, no amounts were outstanding under the revolver portion of the 2004 Senior Facility, and $2.4 million was outstanding under letters of credit under the 2004 Senior Facility.
In November 2006, the Company amended the 2004 Senior Facility (the “2006 Amendment”) in order to provide sufficient flexibility for the Company to operate its business in continued compliance with certain of its financial covenants. The 2006 Amendment amended the existing covenant levels under the 2004 Senior Facility for the interest coverage ratio and the leverage coverage ratio for the third quarter of 2006 through the maturity of the 2004 Senior Facility. The 2006 Amendment also (i) increased the Company’s interest rate spread on the 2004 Senior Facility by 0.50% so long as the leverage ratio remains greater than 6.00 to 1.00; (ii) reduced the Company’s aggregate revolving credit available under the 2004 Senior Facility to $17.5 million so long as the Company’s leverage ratio remains greater than 5.50 to 1.00; and (iii) placed certain additional restrictions on the Company’s ability to incur further indebtedness. After giving effect to the 2006 Amendment, the Company’s total capacity for borrowings under the revolver portion of the 2004 Senior Facility was $15.1 million as of and for the quarter ended March 31, 2007. This amount continues to be limited by the Company’s outstanding letters of credit and certain terms under the 2004 Senior Facility agreement.
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
In connection with the borrowings under the 2004 Senior Facility, the Company has incurred $0.8 million and $2.1 million in debt issuance costs and debt discounts, respectively. The remaining balance of the issuance costs at March 31, 2007 of $0.6 million, net of accumulated amortization, was reflected in other noncurrent assets on the accompanying condensed consolidated balance sheet and will continue to be amortized over the term of the debt. The remaining debt discount at March 31, 2007 of $1.3 million was reflected as a reduction in the carrying amount of the debt.
The Company believes it was in compliance with the financial covenants in its 2004 Senior Facility agreement as of March 31, 2007. As of and for the quarter ended March 31, 2007, the 2004 Senior Facility agreement required that the Company comply with the following financial covenants: a minimum interest coverage ratio test (currently 1.35 to 1.0), a capital expenditure test (currently not to exceed $14.0 million for 2007) and a maximum leverage ratio test (currently 7.25 to 1.0). These financial covenants will become more restrictive over time beginning in the third quarter of 2007. Although the Company currently believes that it will be able to maintain continued compliance with its financial covenants, there can be no assurance that the Company will remain in compliance with the Company’s financial covenants for future periods or that, if the Company defaults under any of its covenants, the Company will be able to obtain waivers or amendments that will allow the Company to operate its business in accordance with its plans.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
Senior Subordinated Notes
On December 22, 2004, the Company issued $125.0 million of 11% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). These Senior Subordinated Notes bear interest at a fixed rate of 11.0% per annum. Interest is payable in semi-annual installments beginning on June 15, 2005 until maturity on December 15, 2012.
The Company has incurred $1.9 million and $2.9 million in debt issuance costs and debt discounts, respectively, in connection with the Senior Subordinated Notes. These costs are being amortized as additional interest expense over the term of the Senior Subordinated Notes. The remaining balance of the issuance costs at March 31, 2007 of $1.6 million, net of accumulated amortization, was reflected in other noncurrent assets on the accompanying condensed consolidated balance sheet. The remaining debt discount at March 31, 2007 of $2.3 million was reflected as a reduction in the carrying amount of the Senior Subordinated Notes.
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
6. Stockholders’ Equity
During November 2004, Spheris Holding III approved the establishment of the Spheris Holding III, Inc. Stock Incentive Plan (the “Plan”) for issuance of common stock to employees, non-employee directors and other designated persons providing substantial services to the Company. As of March 31, 2007, 14.6 million shares have been authorized for issuance under the Plan. Shares are subject to restricted stock and stock option agreements and typically vest over a three or four-year period. As of March 31, 2007, an aggregate of 12.2 million shares of restricted stock and 2.2 million stock options were issued and outstanding under the Plan. As these shares were issued for services to be provided to the Company, compensation expense of $0.1 million and $33,000 was reflected in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, respectively.
7. Income Taxes
Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 generally requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. In accordance with the provisions of SFAS No. 109, the Company has recorded a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. To the extent valuation allowance is released that was recorded as a result of earlier transactions, the offsetting credit will be recognized first as a reduction to goodwill, then to other intangible assets, and lastly as a reduction in the current period’s income tax provisions. As of March 31, 2007, the Company’s valuation allowance that is reflected as a reduction to the carrying value of its net deferred tax balances was $34.2 million.
The Company currently benefits from federal and state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforwards available to reduce future taxable income were $98.4 million and $99.7 million at March 31, 2007 and

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
December 31, 2006, respectively, and began to expire in 2007. The Company’s state net operating loss carryforwards at March 31, 2007 and December 31, 2006 were $66.6 million and $68.3 million, respectively, and began to expire in 2007. The majority of these federal and state net operating loss carryforwards are restricted due to limitations associated with ownership change, and as such, are fully reserved to reduce the amount that is more likely than not to be realized. In addition, the Company has alternative minimum tax credits which do not have an expiration date and certain other federal tax credits that will begin to expire in 2014.
The Company recognized a $1.2 million income tax benefit during the quarter ended March 31, 2007 as compared to a $1.1 million income tax benefit during the same period in 2006. The change in the total effective tax rate was due to the utilization of state net operating loss carryforwards, as well as the expiration of certain state net operating loss carryforwards, as a result of a change in the Company’s organizational structure due to entity consolidation.
The Company adopted the provisions of FIN No. 48 effective January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Company’s results of operations for the three-month period ended March 31, 2007. As discussed in Note 8 below, the Company has one tax examination in progress related to transfer pricing rates for its India facilities. Based on the facts of this examination, the Company believes that it is more likely than not that it will be successful in supporting its current positions related to its applicable filings. The earliest tax year open to examination by a major taxing jurisdiction is 2003.
8. Commitments and Contingencies
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
Employment Agreements
The Company has employment agreements with certain members of senior management that provide for the payment to these persons of amounts equal to the applicable base salary, unpaid annual bonus and health insurance premiums over the applicable duration covered under the agreements in the event the employee’s employment is terminated without cause or certain other specified reasons. The maximum contingent liabilities, excluding amounts for accruals under restructuring reserves, under these agreements were $1.9 million and $2.1 million at March 31, 2007 and December 31, 2006, respectively.
Tax Assessment
During the fourth quarter of 2006, SIPL received notification of a tax assessment, including penalties and interest, of $1.6 million resulting from a transfer pricing tax audit by Indian income tax authorities for the fiscal tax period ended March 31, 2004. In January 2007, the Company filed a formal appeal with the India Commissioner of Income Tax citing numerous grounds for the removal of the proposed transfer pricing assessment. Prior to resolution of the Company’s appeals process, the India income tax authorities required the Company to make payments of $0.5 million during March 2007, and again in April 2007. Each of these payments related to the assessment for the fiscal period ended March 31, 2004. Any amounts paid by the Company related to this assessment are subject to a claim by the Company for reimbursement against the HealthScribe acquisition escrow funds. The Company has recorded its assessment payments made to the Indian income tax authorities with corresponding receivables from the escrow funds in the condensed consolidated financial statements. Accordingly, $0.5 million is reflected as a component of other current assets in the accompanying condensed balance sheet as of March 31, 2007.
Management intends to vigorously pursue all avenues with the India taxing authorities, legal and administrative agencies, and if necessary the Indian courts to rescind the assessment. If the assessment were brought forward from March 31, 2004 through December 31, 2006, a reasonable estimate of additional liability could range from zero to $4.5 million, contingent upon the final outcome of the claim.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
The Company believes that it is more likely than not that it will be successful in supporting its position relating to this assessment. Accordingly, the Company has not recorded any accrual for contingent liability associated with the tax assessment as of March 31, 2007 or December 31, 2006.
9. Information Concerning Guarantor and Non-Guarantor Subsidiaries
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
The following unaudited condensed consolidating schedules present condensed financial information of Spheris, the Guarantors and the Non-Guarantor as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006:
Condensed Consolidating Balance Sheet
(Unaudited and Amounts in Thousands)

	March 31, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Assets
Current assets
Unrestricted cash and cash equivalents	$6	$7,175	$1,731	$—	$8,912
Restricted cash	—	529	—	—	529
Accounts receivable, net of allowance	—	32,642	—	—	32,642
Intercompany receivables	73,127	47,055	6,850	(127,032)	-
Deferred taxes	—	2,786	—	—	2,786
Other current assets	79	3,861	398	—	4,338

Total current assets	73,212	94,048	8,979	(127,032)	49,207

Property and equipment, net	—	9,920	2,287	—	12,207
Internal-use software, net	—	2,974	—	—	2,974
Customer contracts, net	—	25,949	—	—	25,949
Goodwill	—	219,396	—	—	219,396
Investment in subsidiaries	305,285	—	—	(305,285)	-
Other noncurrent assets	2,132	984	321	—	3,437

Total assets	$380,629	$353,271	$11,587	$(432,317)	$313,170

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$1,648	$422	$—	$2,070
Accrued wages and benefits	—	11,789	2,690	—	14,479
Intercompany payables	47,055	79,977	—	(127,032)	-
Current portion of long-term debt	750	—	—	—	750
Current portion of capital lease obligations	—	61	—	—	61
Other current liabilities	4,048	5,037	68	—	9,153

Total current liabilities	51,853	98,512	3,180	(127,032)	26,513

Long-term debt, net of current portion	193,892	—	—	—	193,892
Capital lease obligations, net of current portion	—	19	—	—	19
Deferred tax liabilities	—	5,224	(478)	—	4,746
Other long-term liabilities	—	3,333	—	—	3,333

Total liabilities	245,745	107,088	2,702	(127,032)	228,503

Stockholders’ equity	134,884	246,183	8,885	(305,285)	84,667

Total stockholders’ equity	134,884	246,183	8,885	(305,285)	84,667

Total liabilities and stockholders’ equity	$380,629	$353,271	$11,587	$(432,317)	$313,170

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
Condensed Consolidating Balance Sheet
(Amounts in Thousands)

	December 31, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Assets
Current assets
Unrestricted cash and cash equivalents	$4	$4,918	$1,401	$—	$6,323
Restricted cash	—	529	—	—	529
Accounts receivable, net of allowance	—	33,576	—	—	33,576
Intercompany receivables	72,371	45,079	6,968	(124,418)	—
Deferred taxes	—	2,775	—	—	2,775
Other current assets	125	3,015	323	—	3,463

Total current assets	72,500	89,892	8,692	(124,418)	46,666

Property and equipment, net	—	10,039	2,396	—	12,435
Internal-use software, net	—	3,679	—	—	3,679
Customer contracts, net	—	29,943	—	—	29,943
Goodwill	—	219,311	—	—	219,311
Investment in subsidiaries	305,285	—	—	(305,285)	—
Other noncurrent assets	2,215	1,183	316	—	3,714

Total assets	$380,000	$354,047	$11,404	$(429,703)	$315,748

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$2,071	$449	$—	$2,520
Accrued wages and benefits	—	14,329	2,737	—	17,066
Intercompany payables	45,079	79,339	—	(124,418)	—
Current portion of long-term debt	750	—	—	—	750
Current portion of capital lease obligations	—	59	—	—	59
Other current liabilities	610	5,058	170	—	5,838

Total current liabilities	46,439	100,856	3,356	(124,418)	26,233

Long-term debt, net of current portion	193,907	—	—	—	193,907
Capital lease obligations, net of current portion	—	35	—	—	35
Deferred tax liabilities	—	6,624	(444)	—	6,180
Other long-term liabilities	—	2,755	—	—	2,755

Total liabilities	240,346	110,270	2,912	(124,418)	229,110

Stockholders’ equity	139,654	243,777	8,492	(305,285)	86,638

Total stockholders’ equity	139,654	243,777	8,492	(305,285)	86,638

Total liabilities and stockholders’ equity	$380,000	$354,047	$11,404	$(429,703)	$315,748

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Three Months Ended March 31, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$52,347	$4,693	$(4,693)	$52,347

Operating expenses:
Direct costs of revenues	—	38,603	3,998	(4,693)	37,908
Marketing and selling expenses	—	1,255	—	—	1,255
General and administrative expenses	32	4,843	72	—	4,947
Depreciation and amortization	—	5,847	264	—	6,111

Total operating costs	32	50,548	4,334	(4,693)	50,221

Operating income (loss)	(32)	1,799	359	—	2,126
Interest expense, net of income	4,119	1,317	(2)	—	5,434
Other expense	—	5	20	—	25

Net income (loss) before income taxes	(4,151)	477	341	—	(3,333)

Provision for (benefit from) income taxes	619	(1,841)	38	—	(1,184)

Net income (loss)	$(4,770)	$2,318	$303	$—	$(2,149)

Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Three Months Ended March 31, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$51,973	$4,415	$(4,415)	$51,973
Operating expenses:
Direct costs of revenues	—	39,306	3,910	(4,415)	38,801
Marketing and selling expenses	—	1,278	—	—	1,278
General and administrative expenses	33	4,158	—	—	4,191
Depreciation and amortization	—	6,376	181	—	6,557

Total operating costs	33	51,118	4,091	(4,415)	50,827

Operating income (loss)	(33)	855	324	—	1,146
Interest expense, net of income	3,830	1,316	(6)	—	5,140
Other expense	—	8	59	—	67

Net income (loss) before income taxes	(3,863)	(469)	271	—	(4,061)

Benefit from income taxes	(446)	(696)	(5)	—	(1,147)

Net income (loss)	$(3,417)	$227	$276	$—	$(2,914)

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
Condensed Consolidating Statement of Cash Flows
(Unaudited and Amounts in Thousands)

	For the Three Months Ended March 31, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$190	$3,302	$484	$—	$3,976

Net cash provided by operating activities	190	3,302	484	—	3,976

Cash flows from investing activities:
Purchases of property and equipment	—	(1,031)	(154)	—	(1,185)

Net cash used in investing activities	—	(1,031)	(154)	—	(1,185)

Cash flows from financing activities:
Payments on debt and capital leases	(188)	(14)	—	—	(202)

Net cash used in financing activities	(188)	(14)	—	—	(202)

Net increase in unrestricted cash and cash equivalents	2	2,257	330	—	2,589
Cash and cash equivalents, at beginning of period	4	4,918	1,401	—	6,323

Cash and cash equivalents, at end of period	$6	$7,175	$1,731	$—	$8,912

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
Condensed Consolidating Statement of Cash Flows
(Unaudited and Amounts in Thousands)

	For the Three Months Ended March 31, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$601	$(1,265)	$881	$—	$217

Net cash provided by (used in) operating activities	601	(1,265)	881	—	217

Cash flows from investing activities:
Purchases of property and equipment	—	(1,064)	(158)	—	(1,222)
Purchase of Vianeta, net of cash acquired	—	501	—	—	501

Net cash used in investing activities	—	(563)	(158)	—	(721)

Cash flows from financing activities:
Payments on debt and capital leases	(188)	(76)	—	—	(264)
Capital contributions	(413)	—	—	—	(413)

Net cash used in financing activities	(601)	(76)	—	—	(677)

Net increase (decrease) in unrestricted cash and cash equivalents	—	(1,904)	723	—	(1,181)
Cash and cash equivalents, at beginning of period	1	6,820	518	—	7,339

Cash and cash equivalents, at end of period	$1	$4,916	$1,241	$—	$6,158

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this document. Data for the three months ended March 31, 2007 and 2006 has been derived from our unaudited condensed consolidated financial statements.
FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, those statements including the words “expects,” “intends,” “believes,” “may,” “will,” “should,” “continue” and similar language or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the following in addition to those discussed elsewhere in this document:
•	the effect our substantial indebtedness has on our ability to raise additional capital to fund our business, to react to changes in the economy or our business and to fulfill our obligations under our indebtedness, including our ability to meet financial covenants and other conditions of our senior secured credit facilities and indenture relating to our senior subordinated notes;

•	the effect of interest rate fluctuations on our variable rate debt;

•	restrictions on our operations under our senior secured credit facilities and indenture relating to our senior subordinated notes;

•	our ability to fulfill our repurchase obligations under the indenture governing our senior subordinated notes upon a change of control;

•	our history of losses and accumulated deficit;

•	our ability to effectively manage our global production capacity, including our ability to recruit, train and retain qualified medical language specialists (“MLS”) and to maintain high standards of quality service in our operations;

•	our ability to adapt and integrate new technology into our clinical documentation platforms to improve our production capabilities and expand the breadth of our service offerings, as well as our ability to address any potential unanticipated problems with our information technology systems that could cause an interruption in our services or a decrease in our responsiveness to our customers;

•	our ability to maintain our competitive position against current and future competitors, including our ability to gain new business with acceptable operating margins and on-going price pressures related to our services and the healthcare markets in general;

•	the reluctance of potential customers to outsource or change providers of their clinical documentation services and its impact on our ability to attract new customers and increase revenues;

•	the effect on our business if we incur additional debt, contingent liabilities and expenses in connection with future acquisitions or if we cannot effectively integrate newly acquired operations;

•	our ability to adequately protect our intellectual property rights, including our proprietary technology and the intellectual property we license with third parties;

•	our ability to comply with extensive laws and government regulations applicable to us and our customers and our contractual obligations, including those relating to the Health Insurance Portability and Accountability Act (“HIPAA”), and industry scrutiny of billing practices relating to the counting of transcription lines that has been the subject of controversy in the medical transcription industry;

•	proposed legislation and possible negative publicity limiting the use of our global service capabilities;

•	financial and operational risks inherent in our global operations, including foreign currency rate fluctuations and transfer pricing laws between the United States and India;

•	our ability to attract, hire or retain necessary technical and managerial personnel; and

•	the effect on our business, including potential operational limitations and conflicts of interest, caused by Warburg Pincus LLC’s control of us and the right of our Parent Investors to designate certain members of our board of directors and make decisions concerning our business and operations.

Any or all of our forward-looking statements in the Quarterly Report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in “Risk Factors” disclosed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007 and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report and in our Annual Report.
OVERVIEW
We are a leading outsource provider of clinical documentation technology and services to approximately 500 health systems, hospitals and group practices throughout the United States, with significant scale in the highly fragmented clinical documentation marketplace. As of March 31, 2007, we employed approximately 5,500 skilled MLS in the U.S., Canada and India. Approximately 2,100 of these MLS work out of our two facilities in India, making us one of the largest global providers of clinical documentation technology and services in the industry. We provide a quality, value-added clinical documentation technology and services solution with flexible dictation options for our physician clients, well managed work flow and protocols through our proprietary MLS workstation software and integrated medical transcription platforms.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates and assumptions that are believed to be reasonable under the circumstances based on past experience and management’s judgment. Actual results could differ from these estimates. As more information becomes known, these estimates and assumptions could change, having an impact on the amounts reported in the future. A summary of our critical accounting policies is described under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”), including the additional disclosure requirements in the footnotes to its financial statements. The Company had no other changes in the nature of our critical accounting policies or the application of those policies since December 31, 2006.
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
Selling, General and Administrative Expenses. Selling expenses include sales and marketing expenses associated with our sales personnel and marketing department. General and administrative expenses represent costs associated with our senior management team, back office support, including costs of the development of software products, and other non-operating departments.
Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation and amortization of intangibles considered to have finite lives.
Interest Expense. Interest expense primarily relates to interest paid on outstanding debt balances and capital leases.
Executive Summary
Our long-term strategy is to be the clinical documentation industry leader by providing technology and outsourced services to healthcare providers supported by a global workforce network. The clinical documentation industry, as a whole, continues to be challenged by on-going issues related to a shortage of qualified MLS in the U.S. market, as well as challenges of adapting and integrating new technology into clinical documentation service offerings to improve production capabilities and expand the breadth of services offered. The increased demand for electronic health records and shorter turnaround times for transcribed medical records also is placing additional pressure on the clinical documentation industry. Although these industry pressures still exist, we believe the global and technology investments we have made since 2004 to increase our global production capabilities and the efficiencies of our MLS workforce have placed us in an improved position as we entered 2007.
During the first quarter of 2007, we continued to focus our efforts on improving the management of our production capabilities through better utilization of our global workforce, which helped to improve both service levels and operating margins. We also continued to make investments in our technologies to further develop our Spheris ClarityTM product, which was launched in October 2006, and integrate speech recognition technology offerings into our clinical documentation platforms. While these technology investments increased the general and administrative expenses in our operating statement during the first quarter of 2007, these technology initiatives are anticipated to drive continued operating margin improvements in the future as our new and improved products and services become implemented throughout our customer base.
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Net Revenues. Net revenues were $52.3 million for the quarter ended March 31, 2007 compared to $52.0 million for the quarter ended March 31, 2006. The increase in net revenues during the quarter ended March 31, 2007, as compared to the same period in the prior year, was primarily due to net new business revenue, including technology-related revenues subsequent to the March 31, 2006 acquisition of Vianeta Communications.
Direct Costs of Revenues. Direct costs of revenues were $37.9 million, or 72.5% of net revenues, for the quarter ended March 31, 2007 compared to $38.8 million, or 74.6% of net revenues, for the quarter ended March 31, 2006. The decrease in direct costs of revenues was primarily due to greater utilization of the Company’s global production capabilities and lower MLS-related costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.2 million, or 11.8% of net revenues, for the quarter ended March 31, 2007 compared to $5.5 million, or 10.5% of net revenues, for the quarter ended March 31, 2006. The increase in selling, general and administrative expenses during the first quarter of 2007 was due largely to costs resulting from technology and platform investments related to the new Spheris Clarity platform and related speech recognition initiatives.
Depreciation and Amortization. Depreciation and amortization was $6.1 million, or 11.9% of net revenues, for the quarter ended March 31, 2007 compared to $6.6 million, or 12.7% of net revenues, for the quarter ended March 31, 2006. The reduction in depreciation and amortization expense for the quarter ended March 31, 2007, as compared to the same period in 2006, was primarily due to the full depreciation and amortization of certain tangible and intangible assets, which occurred during 2006.
Interest Expense, net of income. Interest expense, net of interest income, was $5.4 million, or 10.3% of net revenues, for the quarter ended March 31, 2007 compared to $5.1 million, or 9.8% of net revenues, for the quarter ended March 31, 2006. Interest expense, net of interest income, increased during the first quarter of 2007 versus the same period in 2006 due to increased interest rates on our senior secured credit facilities.
Income Taxes. We recognized a $1.2 million income tax benefit during the quarter ended March 31, 2007 compared to a $1.1 million income tax benefit for the quarter ended March 31, 2006. The change in the total effective tax rate was due to the utilization of state net operating loss carryforwards, as well as the expiration of certain state net operating loss carryforwards, as a result of a change in our organizational structure due to entity consolidation.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and borrowings under our revolving credit facility. We had total unrestricted cash and cash equivalents and working capital of $8.9 million and $22.7 million, respectively, as of March 31, 2007 compared to total unrestricted cash and cash equivalents and working capital of $6.3 million and $20.4 million, respectively, as of December 31, 2006. The increase in working capital is largely attributable to the timing of payments for capital expenditures.
We generated cash from operating activities of $4.0 million during the quarter ended March 31, 2007 compared to $0.2 million during the same period in 2006. The $3.8 million increase over the prior year period reflects operating income improvements, improved accounts receivable collections and the timing of interest payments on the Company’s senior secured credit facilities.
We had $1.2 million, or 2.3% of net revenues, of capital expenditures for the quarter ended March 31, 2007 compared to $1.2 million, or 2.3% of net revenues, of capital expenditures for the same period in 2006. Our growth strategy will require continued capital expenditures during the remainder of 2007. We currently expect that our total capital expenditures for 2007 will be $8.0 million to $10.0 million. During the remainder of 2007, we anticipate incurring additional capital expenditures related to technology improvements and upgrades to support our systems and services. We plan to finance our proposed capital expenditures with cash generated from operations, cash on hand and, if necessary, borrowings under our revolving credit facility.
Our senior secured credit facilities provide for senior secured financing of up to $100.0 million (subject to borrowing base limitations), consisting of a $75.0 million term loan facility with a maturity of six years that was drawn in full in connection with the consummation of the November 2004 Recapitalization, a $25.0 million revolving loan facility, including a letter of credit sub-facility of $10.0 million and a swingline loan sub-facility of $5.0 million. The senior secured credit facilities are secured by substantially all of our assets and guaranteed by our direct parent, Spheris Holding II, and all of our subsidiaries, except SIPL. The proceeds of the revolving loan are available to provide financing for working capital and general corporate purposes. At March 31, 2007, $73.5 million was outstanding under the term loan facility, no amounts were outstanding under the revolving loan facility and $2.4 million was outstanding in letters of credit.
In November 2006, we amended our senior secured credit facilities (the “2006 Amendment”) in order to provide sufficient flexibility for us to operate our business in continued compliance with certain of our financial covenants. The 2006 Amendment amended the existing covenant levels under the senior secured credit facilities for the interest coverage ratio and the leverage coverage ratio for the third quarter of 2006 through the maturity of the senior secured credit facilities. The 2006 Amendment also (i) increased our interest rate spread on the senior secured credit facilities by 0.50% so long as the leverage ratio remains greater than 6.00 to 1.00; (ii) reduced our aggregate revolving credit available under the senior secured credit facilities to $17.5 million so long as our leverage ratio remains greater than 5.50 to 1.00; and (iii) placed certain additional restrictions on our ability to incur further indebtedness. After giving effect to the 2006 Amendment, our total capacity for borrowings, which is available for working capital and general corporate purposes, under the revolver portion of the senior secured credit facilities was $15.1 million as of and for the quarter ended March 31, 2007. This amount continues to be limited by our outstanding letters of credit and certain terms under the senior secured credit facilities agreement.
Quarterly principal payments of $0.2 million are due on the term loan portion of the senior secured credit facilities with unpaid amounts due on maturity in 2010. Additionally, during the next 12 months, we are required to pay $0.1 million under our capital lease obligations. Future drawings under our senior secured credit facilities will be available only if, among other things, we are in compliance with the financial covenants and other conditions required under the senior secured credit facilities agreement. Our ability to meet those covenants and conditions will depend on our results of operations.
We believe we were in compliance with the financial covenants in our senior secured credit facilities agreement as of March 31, 2007. As of and for the period ended March 31, 2007, the senior secured credit facilities agreement required that we comply with the following financial covenants: a minimum interest coverage ratio test (currently 1.35 to 1.0), a capital expenditure test (currently not to exceed $14.0 million for 2007) and a maximum leverage ratio test (currently 7.25 to 1.0). These financial covenants will become more restrictive over time beginning in the third quarter of 2007. Although we currently believe that we will be able to maintain continued compliance with our financial covenants, there can be no assurance that we will remain in compliance with our financial covenants for future periods or that, if we default under any of our covenants, we will be able to obtain waivers or amendments that will allow us to operate our business in accordance with our plans.
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
To fund a portion of the purchase price of Vianeta in March 2006, our current equity investors contributed $8.0 million in cash through an equity investment to Spheris Holding III, which was contributed to Operations. We held $0.5 million in restricted cash as of March 31, 2007 as part of the Vianeta acquisition, including amounts being held until resolution of certain tax matters related to the acquisition.
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
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
SFAS No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are in the process of determining the impact, if any, that the implementation of SFAS No. 157 will have on our condensed consolidated financial position and results of operations.
FIN No. 48. In June 2006, the FASB issued FIN No. 48. FIN No. 48 provides guidance for financial statement recognition and disclosures related to uncertain tax positions. The Company adopted the provisions of FIN No. 48 effective January 1, 2007, including the additional disclosure requirements in the footnotes to its financial statements. The adoption of FIN No. 48 did not have a material impact on the Company’s result of operations during the first quarter of 2007.
SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company is in the process of determining the impact, if any, that the implementation of SFAS No. 159 will have on its condensed consolidated financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The variable interest rates under our senior secured credit facilities expose us to market risk from changes in interest rates. We manage this risk by managing the time span of the interest periods elected under these facilities. Our capital lease obligations were $0.1 million as of March 31, 2007, and therefore, we do not believe that we are currently exposed to significant interest rate risk on these facilities. Assuming a 10% increase in interest rates available to us on our variable portion of debt, we would have incurred $0.2 million of additional interest expense during the first quarter of 2007.
We are exposed to market risk with respect to our cash and cash equivalent balances. As of March 31, 2007, we had unrestricted cash and cash equivalents of $8.9 million. The remaining cash of $0.5 million as of March 31, 2007 was restricted cash that is being held for future distributions to former Vianeta and HealthScribe shareholders. Assuming a 10% decrease in interest rates available on invested cash balances, interest income would have decreased by $11,000 during the first quarter of 2007.
We had $1.7 million in cash accounts in India in U.S. dollar equivalents as of March 31, 2007, which was included in consolidated, unrestricted cash balances. We manage the risk of changes in exchange rates through forward foreign currency contracts.
The above market risk discussion and the estimated amounts presented are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.
Item 4T. Controls and Procedures
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
Changes in Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have not been any material changes in our risk factors as previously disclosed in our Annual Report.
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
Date: May 15, 2007

By:	/s/ Steven E. Simpson
Steven E. Simpson
President and Chief Executive Officer

By:	/s/ Brian P. Callahan
Brian P. Callahan
Chief Financial Officer