Form 10-Q
period 2007-06-30
Spheris Inc.
filed 2007-08-14
CIK 1355804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
YES ☐ NO ☑
As of August 11, 2007, 100%, or 10 shares, of Spheris Inc.’s common stock outstanding was owned by Spheris Holding II, Inc., its sole stockholder.

SPHERIS INC.

QUARTERLY REPORT ON FORM 10-Q

We are a Delaware corporation. On June 18, 2003, we acquired all of the outstanding stock of EDiX Corporation (“EDiX”). On November 5, 2004, a company owned by affiliates of Warburg Pincus, LLC, TowerBrook Capital Partners, LLC (collectively the “Parent Investors”) and indirectly by certain members of our senior management team, acquired us (the “November 2004 Recapitalization”). On December 22, 2004, we acquired HealthScribe, Inc. and its subsidiaries (“HealthScribe”). On January 1, 2006, we merged EDiX and HealthScribe into Spheris Operations Inc., a wholly-owned subsidiary of ours. On March 31, 2006, we acquired Vianeta Communications (“Vianeta”). Effective July 1, 2006, Spheris Operations Inc. was converted from a Tennessee corporation to a single member Tennessee limited liability company, and renamed Spheris Operations LLC (“Operations”).
We conduct our operations through our direct and indirect wholly-owned subsidiaries: Operations, Spheris Leasing LLC, Spheris Canada Inc., Spheris, India Private Limited (“SIPL”), and Vianeta.

 i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Spheris Inc.
Financial Statements
For the Quarterly Period Ended June 30, 2007

Spheris Inc.
Condensed Consolidated Balance Sheets
(Amounts in Thousands)

	(Unaudited)
	June 30, 2007	December 31, 2006
Assets
Current assets
Unrestricted cash and cash equivalents	$13,150	$6,323
Restricted cash	309	529
Accounts receivable, net of allowance of $1,244 and $1,191, respectively	33,043	33,576
Deferred taxes	2,963	2,775
Other current assets	4,425	3,463

Total current assets	53,890	46,666

Property and equipment, net	11,804	12,435
Internal-use software, net	2,467	3,679
Customer contracts, net	21,956	29,943
Goodwill	219,249	219,311
Other noncurrent assets	3,390	3,714

Total assets	$312,756	$315,748

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,702	$2,520
Accrued wages and benefits	17,883	17,066
Current portion of long-term debt and capital lease obligations	813	809
Other current liabilities	5,979	5,838

Total current liabilities	26,377	26,233

Long-term debt and capital lease obligations, net of current portion	195,874	193,942
Deferred tax liabilities	3,188	6,180
Other long-term liabilities	3,753	2,755

Total liabilities	229,192	229,110

Common stock, $0.01 par value, 100 shares authorized, 10 shares issued and outstanding	—	—
Other comprehensive loss	261	(474)
Contributed capital	110,965	110,787
Accumulated deficit	(27,662)	(23,675)

Total stockholders’ equity	83,564	86,638

Total liabilities and stockholders’ equity	$312,756	$315,748

See accompanying notes.

Spheris Inc.
Condensed Consolidated Statements of Operations
(Unaudited and Amounts in Thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Net revenues	$50,505	$52,335	$102,852	$104,308

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	35,752	38,493	73,660	77,294
Marketing and selling expenses	1,314	1,487	2,569	2,765
General and administrative expenses	4,964	4,728	9,911	8,919
Depreciation and amortization	6,022	6,566	12,133	13,123

Total operating costs	48,052	51,274	98,273	102,101

Operating income	2,453	1,061	4,579	2,207

Interest expense, net of income	5,419	5,156	10,853	10,296
Other (income) expense	454	(5)	479	62

Net loss before income taxes	(3,420)	(4,090)	(6,753)	(8,151)

Benefit from income taxes	(1,582)	(1,303)	(2,766)	(2,450)

Net loss	$(1,838)	$(2,787)	$(3,987)	$(5,701)

See accompanying notes.

Spheris Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited and Amounts in Thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,987)	$(5,701)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,133	13,123
Write-off and amortization of acquired technology	270	412
Deferred taxes	(3,058)	(2,885)
Amortization of debt discounts and issuance costs	446	341
Other non-cash items	950	(10)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	533	(399)
Other current assets	(962)	(29)
Accounts payable	(818)	(993)
Accrued wages and benefits	817	2,072
Other current liabilities	361	(953)
Other noncurrent assets and liabilities	2,699	(1,756)

Net cash provided by operating activities	9,384	3,222

Cash flows from investing activities:
Purchases of property and equipment	(2,340)	(2,496)
Purchase of Vianeta, net of cash acquired	—	(7,788)

Net cash used in investing activities	(2,340)	(10,284)

Cash flows from financing activities:
Payments on debt and capital leases	(217)	(508)
Debt issuance costs	—	(449)
Capital contributions	—	8,000

Net cash (used in) provided by financing activities	(217)	7,043

Net increase (decrease) in unrestricted cash and cash equivalents	6,827	(19)
Unrestricted cash and cash equivalents, at beginning of period	6,323	7,339

Unrestricted cash and cash equivalents, at end of period	$13,150	$7,320

See accompanying notes.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Organization and Operations
On August 17, 2001, Spheris Holdings LLC (“Holdings”) purchased 100% of the outstanding stock of Spheris Inc. (“Spheris”). During 2003, Holdings purchased EDiX Corporation (“EDiX”). On December 22, 2004, Spheris acquired ownership of HealthScribe, Inc. and its subsidiaries (“HealthScribe”). On January 1, 2006, EDiX, HealthScribe and HealthScribe-Scribes Acquisition, Inc., a wholly-owned subsidiary of HealthScribe, were merged into Spheris Operations Inc., a wholly-owned subsidiary of Spheris. On March 31, 2006, Spheris acquired Vianeta Communications (“Vianeta”). Effective July 1, 2006, Spheris Operations Inc. was converted from a Tennessee corporation to a single member Tennessee limited liability company, and renamed Spheris Operations LLC (“Operations”).
Spheris and its direct or indirect wholly-owned subsidiaries: Operations, Spheris Leasing LLC, Spheris Canada Inc., Spheris, India Private Limited (“SIPL”) and Vianeta (sometimes referred to collectively as the “Company”), provide clinical documentation technology and services to more than 500 health systems, hospitals and group practices located throughout the United States. The Company receives medical dictation in digital format from subscribing physicians, transcribes the dictation into text format, stores specific data elements from the records, then transmits the completed medical record to the originating physician in the prescribed format. As of June 30, 2007, the Company employed approximately 5,300 skilled medical language specialists (“MLS”) in the U.S., Canada and India. More than 2,100 of these MLS work out of the Company’s two facilities in India, making the Company one of the largest global providers of clinical documentation technology and services.
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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is in the process of determining the impact, if any, that the implementation of SFAS No. 157 will have on its condensed consolidated financial position and results of operations.
FIN No. 48. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 provides guidance for financial statement recognition and disclosures related to uncertain tax positions. The Company adopted the provisions of FIN No. 48 effective January 1, 2007, including the additional disclosure requirements in the footnotes to its financial statements. The adoption of FIN No. 48 did not have a material impact on the Company’s results of operations during the three and six months ended June 30, 2007.
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
2. Vianeta Acquisition
Operations, Spheris Merger Sub, Inc. (“Merger Sub”), an indirect wholly-owned subsidiary of Spheris formed for the purpose of being a party to the Merger (as defined below), and Spheris Holding III, entered into an Agreement and Plan of Merger (the “Agreement”) on December 13, 2005 with Vianeta and certain of its principal shareholders, whereby Merger Sub would merge with and into Vianeta, with Vianeta surviving as a wholly-owned subsidiary of Operations (the “Merger”). The Merger was consummated on March 31, 2006.
The Agreement provided for consideration to be paid to the Vianeta shareholders of (i) $8.5 million in cash minus an estimated tax amount of $0.4 million; (ii) 0.5 million shares of Spheris Holding III common stock; (iii) $1.5 million in cash as additional consideration for intellectual property rights to Vianeta’s technology upon the satisfaction of certain objectives as set forth in a schedule to the Agreement; and (iv) a cash payment based on software sales to Vianeta’s existing customer pipeline not to exceed $2.0 million upon the satisfaction of certain objectives as set forth in a schedule to the Agreement. During July 2007, the Company reached an agreement to pay the former Vianeta shareholders approximately $1.5 million as payment in full for all amounts due under the technology and sales contingencies portion of the consideration. This amount was paid by the Company in August 2007.
To fund a portion of the purchase price of Vianeta, our current equity investors contributed $8.0 million in cash through an equity investment to Spheris Holding III, which was contributed to Operations.
An initial purchase price of $10.5 million, including transaction costs of $0.2 million, was allocated to the assets and liabilities acquired based on estimated fair values as of March 31, 2006. These assets and liabilities were reflected in the accompanying condensed consolidated balance sheet beginning on March 31, 2006, including an allocation of $8.1 million to goodwill. Additionally, $0.3 million of the purchase price was assigned to the estimated fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative use. In accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” this amount was immediately expensed in the Company’s condensed consolidated statement of operations upon the acquisition date. This charge was reflected in direct costs of revenues in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2006. The initial purchase price allocation for Vianeta included $2.0 million of post-acquisition contingencies related to technology and sales objectives and certain tax filings. As of June 30, 2007, $1.7 million of these post-acquisition contingencies were included in “Other current liabilities” in the Company’s condensed consolidated balance sheet. As discussed above, in August 2007, the Company paid the former Vianeta shareholders

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
approximately $1.5 million as payment in full for all amounts due under the technology and sales contingencies portion of the purchase price, leaving approximately $0.2 million in post-acquisition contingencies related to certain tax filings.
3. Customer Contracts
In connection with the November 2004 Recapitalization, the Company assigned a value of $50.7 million as the fair value of Spheris customer contracts existing as of the date of the transaction. These contracts are being amortized over an expected life of four years. In connection with the HealthScribe acquisition in December 2004, the Company assigned a value of $13.1 million to the acquired contracts and is amortizing these contracts over an estimated life of four years. Additionally, the Company assigned a value of $0.1 million for customer contracts acquired in connection with the Vianeta acquisition consummated on March 31, 2006. These contracts are being amortized over an expected life of three years.
The components of the Company’s customer contracts were as follows (in thousands):

	June 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer contracts	$63,864	$(41,908)	$63,864	$(33,921)
     Amortization expense for customer contracts for the three and six months ended June 30, 2007 and 2006 was $4.0 million and $8.0 million, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

2007 (remainder)	$7,988
2008	13,959
2009	9
2010	—
2011	—
4. Other Comprehensive Loss
Other comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(1,838)	$(2,787)	$(3,987)	$(5,701)
Foreign currency translation gain (loss)	645	(203)	735	(87)

Comprehensive loss	$(1,193)	$(2,990)	$(3,252)	$(5,788)

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
5. Debt
Outstanding debt obligations of the Company at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

		December 31,
	June 30, 2007	2006
2004 Senior Facility, with fixed quarterly principal payments and unpaid balance due November 2010; interest payable periodically at variable rates. The interest rate was 9.8% and 9.9% at June 30, 2007 and December 31, 2006, respectively	$73,895	$72,073
11.0% Senior Subordinated Notes, principal due at maturity in December 2012; interest payable semi-annually in June and December	122,727	122,584
Capital lease obligations	65	94

	196,687	194,751
Less: Current portion of long-term debt and capital lease obligations	(813)	(809)

Long-term debt and capital lease obligations, net of current portion	$195,874	$193,942

2004 Senior Facility
In order to finance the November 2004 Recapitalization, the Company entered into a $100.0 million credit facility, consisting of a $75.0 million term loan facility and a $25.0 million revolving credit facility (the “2004 Senior Facility”). On July 17, 2007, the Company entered into a financing agreement (the “2007 Senior Credit Facility”), to replace the Company’s 2004 Senior Facility, as described further below and in Note 10.
Interest under the 2004 Senior Facility was at prime or Eurodollar rates, at the Company’s option, plus an applicable margin based on pricing criteria established in the 2004 Senior Facility agreement. The 2004 Senior Facility also charged 0.50% per annum on unused revolver commitment amounts. Interest on borrowings under the 2004 Senior Facility was due on applicable Interest Payment Dates (as defined in the 2004 Senior Facility agreement), or was convertible into revolving loan borrowings until the revolving credit maturity date on November 5, 2009. Approximately $1.8 million of accrued interest was outstanding under the 2004 Senior Facility at June 30, 2007. No accrued interest was outstanding under the 2004 Senior Facility at December 31, 2006. Principal payments on the term loan facility were payable quarterly through maturity of the 2004 Senior Facility on November 5, 2010. At June 30, 2007, no amounts were outstanding under the revolver portion of the 2004 Senior Facility, and $2.4 million was outstanding under letters of credit under the 2004 Senior Facility.
The Company’s total capacity for borrowings under the revolver portion of the 2004 Senior Facility was $15.1 million as of and for the quarter ended June 30, 2007. This amount was limited by the Company’s outstanding letters of credit and certain terms under the 2004 Senior Facility agreement.
The 2004 Senior Facility was secured by substantially all of the Company’s assets and was guaranteed by the Company’s direct parent, Spheris Holding II, and all of the Company’s subsidiaries, except for SIPL. The 2004 Senior Facility contained restrictive covenants regarding certain financial covenants and other operational items as defined in the 2004 Senior Facility agreement, including restricting the Company’s ability to declare and pay dividends or other distributions to Holdings. The Company believes it was in compliance with the financial covenants in the 2004 Senior Facility agreement as of June 30, 2007.
In connection with the borrowings under the 2004 Senior Facility, the Company incurred $0.8 million and $2.1 million in debt issuance costs and debt discounts, respectively. The remaining balance of the issuance costs at June 30, 2007 of $0.5 million, net of accumulated amortization, was amortized over the term of the debt and reflected in

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
other noncurrent assets on the accompanying condensed consolidated balance sheet. The remaining debt discount at June 30, 2007 of $1.2 million was reflected as a reduction in the carrying amount of the debt.
The 2007 Senior Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The financial covenants contained in the 2007 Senior Credit Facility will become more restrictive over time. Although the Company currently believes that it will be able to maintain continued compliance with its financial covenants, there can be no assurance that the Company will remain in compliance with the financial covenants for future periods or that, if the Company defaults under any of its covenants, the Company will be able to obtain waivers or amendments that will allow the Company to operate its business in accordance with its plans.
Senior Subordinated Notes
On December 22, 2004, the Company issued $125.0 million of 11% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). These Senior Subordinated Notes bear interest at a fixed rate of 11.0% per annum. Interest is payable in semi-annual installments beginning on June 15, 2005 until maturity on December 15, 2012.
The Company has incurred $1.9 million and $2.9 million in debt issuance costs and debt discounts, respectively, in connection with the Senior Subordinated Notes. These costs are being amortized as additional interest expense over the term of the Senior Subordinated Notes. The remaining balance of the issuance costs at June 30, 2007 of $1.5 million, net of accumulated amortization, was reflected in other noncurrent assets on the accompanying condensed consolidated balance sheet. The remaining debt discount at June 30, 2007 of $2.3 million was reflected as a reduction in the carrying amount of the Senior Subordinated Notes.
The Senior Subordinated Notes are junior to the obligations of the 2007 Senior Credit Facility, but are senior to general purpose credit obligations of the Company. The Senior Subordinated Notes are guaranteed by our domestic operating subsidiaries. These Senior Subordinated Notes contain certain restrictive covenants that place limitations on the Company regarding incurrence of additional debt, payment of dividends and other items as specified in the indenture governing the Senior Subordinated Notes. The Senior Subordinated Notes are redeemable at the option of the Company subject to certain prepayment penalties and restrictions as set forth in the indenture governing the Senior Subordinated Notes.
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
6. Stockholders’ Equity
During November 2004, Spheris Holding III approved the establishment of the Spheris Holding III, Inc. Stock Incentive Plan (the “Plan”) for issuance of common stock to employees, non-employee directors and other designated persons providing substantial services to the Company. As of June 30, 2007, 15.6 million shares have been authorized for issuance under the Plan, as amended. Shares are subject to restricted stock and stock option agreements and typically vest over a three or four-year period. As of June 30, 2007, an aggregate of 12.4 million shares of restricted stock and 2.2 million stock options were issued and outstanding under the Plan. As these shares were issued for services to be provided to the Company, compensation expense of $90,000 and $180,000 was reflected in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2007 as compared to compensation expense of $30,000 and $59,000, for the three and six months ended June 30, 2006, respectively.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
7. Income Taxes
Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 generally requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. In accordance with the provisions of SFAS No. 109, the Company has recorded a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. To the extent valuation allowance is released that was recorded as a result of earlier transactions, the offsetting credit will be recognized first as a reduction to goodwill, then to other intangible assets, and lastly as a reduction in the current period’s income tax provisions. As of June 30, 2007, the Company’s valuation allowance that is reflected as a reduction to the carrying value of its net deferred tax balances was $33.8 million.
The Company currently benefits from federal and state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforwards available to reduce future taxable income were $96.8 million and $99.7 million at June 30, 2007 and December 31, 2006, respectively, and began to expire in 2007. The Company’s state net operating loss carryforwards at June 30, 2007 and December 31, 2006 were $65.5 million and $68.3 million, respectively, and began to expire in 2007. The majority of these federal and state net operating loss carryforwards are restricted due to limitations associated with ownership change, and as such, are fully reserved to reduce the amount that is more likely than not to be realized. In addition, the Company has alternative minimum tax credits which do not have an expiration date and certain other federal tax credits that will begin to expire in 2014.
The Company recognized a $1.6 million and $2.8 million income tax benefit during the three and six months ended June 30, 2007 as compared to a $1.3 million and $2.5 million income tax benefit during the same periods in 2006, respectively. The change in the total effective tax rate was due to changes in valuation amounts on the Company’s net operating loss assets resulting from the generation of taxable income.
The Company adopted the provisions of FIN No. 48 effective January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Company’s results of operations for the three and six months ended June 30, 2007. As discussed in Note 8 below, the Company has one tax examination in progress related to transfer pricing rates for its Indian facilities. Based on the facts of this examination, the Company believes that it is more likely than not that it will be successful in supporting its current positions related to its applicable filings. The earliest tax year open to examination by a major taxing jurisdiction is 2003.
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
Employment Agreements
The Company has employment agreements with certain members of senior management that provide for the payment to these persons of amounts equal to the applicable base salary, unpaid annual bonus and health insurance premiums over the applicable duration covered under the agreements in the event the employee’s employment is terminated without cause or certain other specified reasons. The maximum contingent liabilities, excluding amounts for accruals under restructuring reserves, under these agreements were $1.9 million and $2.1 million at June 30, 2007 and December 31, 2006, respectively.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
Tax Assessment
During the fourth quarter of 2006, SIPL received notification of a tax assessment resulting from a transfer pricing tax audit by Indian income tax authorities for the fiscal tax period ended March 31, 2004. In January 2007, the Company filed a formal appeal with the India Commissioner of Income Tax citing numerous grounds for the removal of the proposed transfer pricing assessment. Prior to resolution of the Company’s appeals process, the Indian income tax authorities required the Company to make payments aggregating to $0.7 million, which represents fifty percent of the total current assessment of $1.4 million, including penalties and interest. These payments, which were made during the first half of 2007, related to the assessment for the fiscal period ended March 31, 2004. Any amounts paid by the Company related to this assessment are subject to a claim by the Company for reimbursement against the HealthScribe acquisition escrow funds. The Company has recorded its assessment payments made to the Indian income tax authorities with corresponding receivables from the escrow funds in the condensed consolidated financial statements. Accordingly, $0.7 million is reflected as a component of other current assets in the accompanying condensed balance sheet as of June 30, 2007.
Management intends to vigorously pursue all avenues with the Indian taxing authorities, legal and administrative agencies, and if necessary, the Indian courts to rescind the assessment. If the assessment were brought forward from March 31, 2004 through December 31, 2006, a reasonable estimate of additional liability could range from zero to $4.5 million, contingent upon the final outcome of the claim. Payment of such amounts would also result in potential credit adjustments to the Company’s U.S. federal tax returns. The Company believes that it is more likely than not that it will be successful in supporting its position relating to this assessment. Accordingly, the Company has not recorded any accrual for contingent liabilities associated with the tax assessment as of June 30, 2007 or December 31, 2006.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
9. Information Concerning Guarantor and Non-Guarantor Subsidiaries
As of June 30, all but one of the Company’s subsidiaries guaranteed the 2004 Senior Facility and Senior Subordinated Notes (the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by Spheris. Additionally, each of the guarantees is full and unconditional, and guaranteed by the Guarantors on a joint and several basis. SIPL did not guarantee the 2004 Senior Facility or the Senior Subordinated Notes (the “Non-Guarantor”). The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.
The following unaudited condensed consolidating schedules present condensed financial information of Spheris, the Guarantors and the Non-Guarantor as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006:
Condensed Consolidating Balance Sheet
(Unaudited and Amounts in Thousands)

	June 30, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Assets
Current assets
Unrestricted cash and cash equivalents	$6	$11,950	$1,194	$—	$13,150
Restricted cash	—	309	—	—	309
Accounts receivable, net of allowance	—	33,043	—	—	33,043
Intercompany receivables	72,918	53,973	7,531	(134,422)	—
Deferred taxes	—	2,963	—	—	2,963
Other current assets	33	3,109	1,283	—	4,425

Total current assets	72,957	105,347	10,008	(134,422)	53,890

Property and equipment, net	—	9,691	2,113	—	11,804
Internal-use software, net	—	2,467	—	—	2,467
Customer contracts, net	—	21,956	—	—	21,956
Goodwill	—	219,249	—	—	219,249
Investment in subsidiaries	305,285	—	—	(305,285)	—
Other noncurrent assets	2,047	946	397	—	3,390

Total assets	$380,289	$359,656	$12,518	$(439,707)	$312,756

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$1,268	$434	$—	$1,702
Accrued wages and benefits	—	14,701	3,182	—	17,883
Intercompany payables	53,973	80,449	—	(134,422)	—
Current portion of long-term debt and capital lease obligations	750	63	—	—	813
Other current liabilities	611	5,258	110	—	5,979

Total current liabilities	55,334	101,739	3,726	(134,422)	26,377

Long-term debt, net of current portion	195,872	2	—	—	195,874
Deferred tax liabilities	—	3,777	(589)	—	3,188
Other long-term liabilities	—	3,753	—	—	3,753

Total liabilities	251,206	109,271	3,137	(134,422)	229,192

Stockholders’ equity	129,083	250,385	9,381	(305,285)	83,564

Total stockholders’ equity	129,083	250,385	9,381	(305,285)	83,564

Total liabilities and stockholders’ equity	$380,289	$359,656	$12,518	$(439,707)	$312,756

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
Condensed Consolidating Balance Sheet
(Amounts in Thousands)

	December 31, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Assets
Current assets
Unrestricted cash and cash equivalents	$4	$4,918	$1,401	$—	$6,323
Restricted cash	—	529	—	—	529
Accounts receivable, net of allowance	—	33,576	—	—	33,576
Intercompany receivables	72,371	45,079	6,968	(124,418)	—
Deferred taxes	—	2,775	—	—	2,775
Other current assets	125	3,015	323	—	3,463

Total current assets	72,500	89,892	8,692	(124,418)	46,666

Property and equipment, net	—	10,039	2,396	—	12,435
Internal-use software, net	—	3,679	—	—	3,679
Customer contracts, net	—	29,943	—	—	29,943
Goodwill	—	219,311	—	—	219,311
Investment in subsidiaries	305,285	—	—	(305,285)	—
Other noncurrent assets	2,215	1,183	316	—	3,714

Total assets	$380,000	$354,047	$11,404	$(429,703)	$315,748

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$2,071	$449	$—	$2,520
Accrued wages and benefits	—	14,329	2,737	—	17,066
Intercompany payables	45,079	79,339	—	(124,418)	—
Current portion of long-term debt and capital lease obligations	750	59	—	—	809
Other current liabilities	610	5,058	170	—	5,838

Total current liabilities	46,439	100,856	3,356	(124,418)	26,233

Long-term debt and capital lease obligations, net of current portion	193,907	35	—	—	193,942
Deferred tax liabilities	—	6,624	(444)	—	6,180
Other long-term liabilities	—	2,755	—	—	2,755

Total liabilities	240,346	110,270	2,912	(124,418)	229,110

Stockholders’ equity	139,654	243,777	8,492	(305,285)	86,638

Total stockholders’ equity	139,654	243,777	8,492	(305,285)	86,638

Total liabilities and stockholders’ equity	$380,000	$354,047	$11,404	$(429,703)	$315,748

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Three Months Ended June 30, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$50,505	$5,477	$(5,477)	$50,505

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	36,507	4,722	(5,477)	35,752
Marketing and selling expenses	—	1,314	—	—	1,314
General and administrative expenses	25	4,840	99	—	4,964
Depreciation and amortization	—	5,743	279	—	6,022

Total operating costs	25	48,404	5,100	(5,477)	48,052

Operating income (loss)	(25)	2,101	377	—	2,453

Interest expense, net of income	5,567	(144)	(4)	—	5,419
Other (income) expense	—	(58)	512	—	454

Net income (loss) before income taxes	(5,592)	2,303	(131)	—	(3,420)

Provision for (benefit from) income taxes	209	(1,809)	18	—	(1,582)

Net income (loss)	$(5,801)	$4,112	$(149)	$—	$(1,838)

Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Three Months Ended June 30, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$52,335	$4,055	$(4,055)	$52,335

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	38,865	3,683	(4,055)	38,493
Marketing and selling expenses	—	1,487	—	—	1,487
General and administrative expenses	25	4,703	—	—	4,728
Depreciation and amortization	—	6,373	193	—	6,566

Total operating costs	25	51,428	3,876	(4,055)	51,274

Operating income (loss)	(25)	907	179	—	1,061

Interest expense, net of income	3,942	1,216	(2)	—	5,156
Other (income) expense	—	36	(41)	—	(5)

Net income (loss) before income taxes	(3,967)	(345)	222	—	(4,090)

Provision for (benefit from) income taxes	(597)	(716)	10	—	(1,303)

Net income (loss)	$(3,370)	$371	$212	$—	$(2,787)

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Six Months Ended June 30, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$102,852	$10,170	$(10,170)	$102,852

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	75,110	8,720	(10,170)	73,660
Marketing and selling expenses	—	2,569	—	—	2,569
General and administrative expenses	57	9,683	171	—	9,911
Depreciation and amortization	—	11,590	543	—	12,133

Total operating costs	57	98,952	9,434	(10,170)	98,273

Operating income (loss)	(57)	3,900	736	—	4,579

Interest expense, net of income	9,686	1,173	(6)	—	10,853
Other (income) expense	—	(53)	532	—	479

Net income (loss) before income taxes	(9,743)	2,780	210	—	(6,753)

Provision for (benefit from) income taxes	828	(3,650)	56	—	(2,766)

Net income (loss)	$(10,571)	$6,430	$154	$—	$(3,987)

Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Six Months Ended June 30, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$104,308	$8,470	$(8,470)	$104,308

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	78,171	7,593	(8,470)	77,294
Marketing and selling expenses	—	2,765	—	—	2,765
General and administrative expenses	58	8,861	—	—	8,919
Depreciation and amortization	—	12,749	374	—	13,123

Total operating costs	58	102,546	7,967	(8,470)	102,101

Operating income (loss)	(58)	1,762	503	—	2,207

Interest expense, net of income	7,772	2,532	(8)	—	10,296
Other expense	—	44	18	—	62

Net income (loss) before income taxes	(7,830)	(814)	493	—	(8,151)

Provision for (benefit from) income taxes	(1,043)	(1,412)	5	—	(2,450)

Net income (loss)	$(6,787)	$598	$488	$—	$(5,701)

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
Condensed Consolidating Statement of Cash Flows
(Unaudited and Amounts in Thousands)

	For the Six Months Ended June 30, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$186	$9,143	$55	$—	$9,384

Net cash provided by operating activities	186	9,143	55	—	9,384

Cash flows from investing activities:
Purchases of property and equipment	—	(2,078)	(262)	—	(2,340)

Net cash used in investing activities	—	(2,078)	(262)	—	(2,340)

Cash flows from financing activities:
Payments on debt and capital leases	(184)	(33)	—	—	(217)

Net cash used in financing activities	(184)	(33)	—	—	(217)

Net increase (decrease) in unrestricted cash and cash equivalents	2	7,032	(207)	—	6,827
Cash and cash equivalents, at beginning of period	4	4,918	1,401	—	6,323

Cash and cash equivalents, at end of period	$6	$11,950	$1,194	$—	$13,150

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
Condensed Consolidating Statement of Cash Flows
(Unaudited and Amounts in Thousands)

	For the Six Months Ended June 30, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$824	$1,585	$813	$—	$3,222

Net cash provided by operating activities	824	1,585	813	—	3,222

Cash flows from investing activities:
Purchases of property and equipment	—	(2,257)	(239)	—	(2,496)
Investment in affiliates	(8,000)	—	—	8,000	—
Purchase of Vianeta, net of cash acquired	—	(7,788)	—	—	(7,788)

Net cash (used in) provided by investing activities	(8,000)	(10,045)	(239)	8,000	(10,284)

Cash flows from financing activities:
Payments on debt and capital leases	(376)	(132)	—	—	(508)
Capital contributions	8,000	8,000	—	(8,000)	8,000
Debt issuance costs	(449)	—	—	—	(449)

Net cash provided by (used in) financing activities	7,175	7,868	—	(8,000)	7,043

Net (decrease) increase in unrestricted cash and cash equivalents	(1)	(592)	574	—	(19)
Cash and cash equivalents, at beginning of period	1	6,820	518	—	7,339

Cash and cash equivalents, at end of period	$—	$6,228	$1,092	$—	$7,320

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
10. Subsequent Events
2007 Senior Credit Facility
On July 17, 2007, the Company entered into a new financing agreement, the 2007 Senior Credit Facility, to replace the 2004 Senior Facility. As a result of the refinancing, the Company recognized a $1.8 million loss on refunding in July 2007.
The 2007 Senior Credit Facility consists of the following components: (i) a term loan in the original principal amount of $70 million; and (ii) a revolving credit facility in an aggregate principal amount not to exceed $25 million at any time outstanding. The revolving loans and the term loan bear interest at LIBOR plus an applicable margin or the administrative agent’s base rate plus an applicable margin, at the Company’s option. Under the revolving credit facility, the Company may borrow up to the lesser of $25.0 million or a loan limiter amount, as defined in the 2007 Senior Credit Facility, less amounts outstanding under letters of credit. All principal amounts are due at maturity on July 17, 2012. Interest payments are due monthly or at other intervals not to exceed every three months, depending on the interest elections made by the Company.
Under the 2007 Senior Credit Facility, Operations is the borrower. The 2007 Senior Credit Facility is secured by substantially all of the Company’s assets and is guaranteed by Spheris, Spheris Holding II and all of Operations’ subsidiaries, except SIPL. The 2007 Senior Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 2007 Senior Credit Facility also contains customary events of default, the occurrence of which could allow the collateral agent to declare any outstanding amounts to be immediately due and payable. The financial covenants contained in the 2007 Senior Credit Facility will become more restrictive over time. Future drawings under our 2007 Senior Credit Facility will be available only if, among other things, we are in compliance with the financial covenants and other conditions required under the 2007 Senior Credit Facility agreement.
Vianeta
During July 2007, the Company reached an agreement to pay the former Vianeta shareholders approximately $1.5 million as payment in full for all amounts due under the technology and sales contingencies portion of the consideration payable to Vianeta shareholders pursuant to the Vianeta Agreement and Plan of Merger. This amount was paid by the Company in August 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this document. Data for the three and six months ended June 30, 2007 and 2006 has been derived from our unaudited condensed consolidated financial statements.
FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, those statements including the words “expects,” “intends,” “believes,” “may,” “will,” “should,” “continue” and similar language or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the following in addition to those discussed elsewhere in this document:
•	the effect our substantial indebtedness has on our ability to raise additional capital to fund our business, to react to changes in the economy or our business and to fulfill our obligations under our indebtedness, including our senior secured credit facilities and indenture relating to our senior subordinated notes;

•	the effect of interest rate fluctuations on our variable rate debt;

•	restrictions on our operations under our senior secured credit facilities and indenture relating to our senior subordinated notes;

•	our ability to fulfill our repurchase obligations under the indenture governing our senior subordinated notes upon a change of control;

•	our history of losses and accumulated deficit;

•	our ability to effectively manage our global production capacity, including our ability to recruit, train and retain qualified medical language specialists (“MLS”) and to maintain high standards of quality service in our operations;

•	our ability to adapt and integrate new technology into our clinical documentation platforms to improve our production capabilities and expand the breadth of our service offerings, as well as our ability to address any potential unanticipated problems with our information technology systems that could cause an interruption in our services or a decrease in responsiveness to our customers;

•	our ability to maintain our competitive position against current and future competitors, including our ability to gain new business with acceptable operating margins and on-going price pressures related to our services and the healthcare markets in general;

•	the reluctance of potential customers to outsource or change providers of their clinical documentation services and its impact on our ability to attract new customers and increase revenues;

•	the effect on our business if we incur additional debt, contingent liabilities and expenses in connection with future acquisitions or if we cannot effectively integrate newly acquired operations;

•	our ability to adequately protect our intellectual property rights, including our proprietary technology and the intellectual property we license with third parties;

•	our ability to comply with extensive laws and government regulations applicable to us and our customers and our contractual obligations, including those relating to the Health Insurance Portability and Accountability Act (“HIPAA”), and industry scrutiny of billing practices relating to the counting of transcription lines that has been the subject of controversy in the medical transcription industry;

•	proposed legislation and possible negative publicity limiting the use of our global service capabilities;

•	financial and operational risks inherent in our global operations, including foreign currency rate fluctuations and transfer pricing laws between the United States and India;

•	our ability to attract, hire or retain necessary technical and managerial personnel; and

•	the effect on our business, including potential operational limitations and conflicts of interest, caused by Warburg Pincus LLC’s control of us and the right of our Parent Investors to designate certain members of our board of directors and make decisions concerning our business and operations.

Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in “Risk Factors” disclosed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007 and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report and in our Annual Report.
OVERVIEW
We are a leading global outsource provider of clinical documentation technology and services to more than 500 health systems, hospitals and group practices throughout the United States, with significant scale in the highly fragmented clinical documentation marketplace. As of June 30, 2007, we employed approximately 5,300 skilled MLS in the U.S., Canada and India. More than 2,100 of these MLS work out of our two facilities in India, making us one of the largest global providers of clinical documentation technology and services in the industry. We provide a quality, value-added clinical documentation technology and services solution with flexible dictation options for our physician clients, well managed work flow and protocols through our proprietary MLS workstation software and integrated medical transcription platforms.
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

Executive Summary
Our long-term strategy is to be the clinical documentation industry leader by providing technology and outsourced services to healthcare providers supported by a global workforce network. The clinical documentation industry, as a whole, continues to be challenged by on-going issues related to a shortage of qualified MLS in the U.S. market, as well as challenges of adapting and integrating new technology into clinical documentation service offerings to improve production capabilities and expand the breadth of services offered. The increased demand for electronic health records, shorter turnaround times for transcribed medical records and on-going pricing pressures related to our services and the healthcare markets in general are placing additional pressure on the clinical documentation industry. We believe the global and technology investments we have made since 2004 to increase our global production capabilities and the efficiencies of our MLS workforce have placed us in an improved position to address these challenges.
During the first half of 2007, we continued to focus our efforts on improving the management of our production capabilities through better utilization of our global workforce, which helped to improve both service levels and operating margins. We also continued to make investments in our technologies to further develop our Spheris ClarityTM product, which was launched in October 2006, and integrate speech recognition technology offerings into our clinical documentation platforms. While these technology investments increased the general and administrative expenses in our operating statement during the first half of 2007, these technology initiatives are anticipated to drive continued operating margin improvements in the future as our new and improved products and services become implemented throughout our customer base.
On July 17, 2007, we entered into a new financing agreement, which consists of a $70 million term loan and a $25 million revolving credit facility (the “2007 Senior Credit Facility”), to refinance our existing senior indebtedness and replace our $100 million senior credit facility. In addition to providing improved financial flexibility, the refinancing was driven by more favorable margin rates on the interest elections available under the 2007 Senior Credit Facility and additional capacity for borrowings under the revolving portion of the 2007 Senior Credit Facility.
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Net Revenues. Net revenues were $50.5 million for the quarter ended June 30, 2007 as compared to $52.3 million for the quarter ended June 30, 2006. The decrease in net revenues during the quarter ended June 30, 2007, as compared to the same period in the prior year, was primarily due to delayed implementations of signed new business.
Direct Costs of Revenues. Direct costs of revenues were $35.8 million, or 70.9% of net revenues, for the quarter ended June 30, 2007 compared to $38.5 million, or 73.6% of net revenues, for the quarter ended June 30, 2006. The decrease in direct costs of revenues was primarily due to greater utilization of the Company’s global production capabilities and lower MLS-related direct costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.3 million, or 12.5% of net revenues, for the quarter ended June 30, 2007 compared to $6.2 million, or 11.9% of net revenues, for the quarter ended June 30, 2006. The increase in selling, general and administrative expenses during the second quarter of 2007 was due largely to costs resulting from technology and platform investments related to the new Spheris Clarity product and related speech recognition initiatives.
Depreciation and Amortization. Depreciation and amortization was $6.0 million, or 11.9% of net revenues, for the quarter ended June 30, 2007 compared to $6.6 million, or 12.6% of net revenues, for the quarter ended June 30, 2006. The reduction in depreciation and amortization expense for the quarter ended June 30, 2007, as compared to the same period in 2006, was primarily due to the full depreciation and amortization of certain tangible and intangible assets, which occurred during 2006.
Interest Expense. Interest expense was $5.4 million, or 10.7% of net revenues, for the quarter ended June 30, 2007 compared to $5.2 million, or 9.9% of net revenues, for the quarter ended June 30, 2006. The increase in interest expense, net of interest income, in the second quarter of 2007 versus the same period in 2006 was due to increased interest rates on our senior secured credit facilities.

Income Taxes. We recognized a $1.6 million income tax benefit during the quarter ended June 30, 2007 compared to a $1.3 million income tax benefit for the quarter ended June 30, 2006. The change in the total effective tax rate was primarily due to changes in valuation amounts on the Company’s net operating loss assets resulting from the generation of taxable income.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Net Revenues. Net revenues were $102.9 million for the six months ended June 30, 2007 as compared to $104.3 million for the six months ended June 30, 2006. The decrease in net revenues during the six months ended June 30, 2007, as compared to the same period in the prior year, was primarily due to delayed implementations of signed new business, as offset by increased technology-related revenues.
Direct Costs of Revenues. Direct costs of revenues were $73.7 million, or 71.6% of net revenues, for the six months ended June 30, 2007 compared to $77.3 million, or 74.1% of net revenues, for the six months ended June 30, 2006. The decrease in direct costs of revenues was primarily due to greater utilization of the Company’s global production capabilities and lower MLS-related direct costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.5 million, or 12.1% of net revenues, for the six months ended June 30, 2007 compared to $11.7 million, or 11.2% of net revenues, for the six months ended June 30, 2006. The increase in selling, general and administrative expenses during the first half of 2007 was due largely to costs resulting from technology and platform investments related to the new Spheris Clarity product and related speech recognition initiatives.
Depreciation and Amortization. Depreciation and amortization was $12.1 million, or 11.8% of net revenues, for the six months ended June 30, 2007 compared to $13.1 million, or 12.6% of net revenues, for the six months ended June 30, 2006. The reduction in depreciation and amortization expense during the first half of 2007, as compared to the same period in 2006, was primarily due to the full depreciation and amortization of certain tangible and intangible assets, which occurred during 2006.
Interest Expense. Interest expense was $10.9 million, or 10.6% of net revenues, for the six months ended June 30, 2007 compared to $10.3 million, or 9.9% of net revenues, for the six months ended June 30, 2006. The increase in interest expense, net of interest income, in the first half of 2007 versus the same period in 2006 was due to increased interest rates on our senior secured credit facilities.
Income Taxes. We recognized a $2.8 million income tax benefit during the six months ended June 30, 2007 compared to a $2.5 million income tax benefit for the six months ended June 30, 2006. The change in the total effective tax rate was primarily due to changes in valuation amounts on the Company’s net operating loss assets resulting from the generation of taxable income.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and borrowings under our revolving credit facility. We had total unrestricted cash and cash equivalents and working capital of $13.2 million and $27.5 million, respectively, as of June 30, 2007 compared to total unrestricted cash and cash equivalents and working capital of $6.3 million and $20.4 million, respectively, as of December 31, 2006. We generated cash from operating activities of $9.4 million during the first six months of 2007, as compared to $3.2 million in cash from operating activities during the same period in 2006. The increase in working capital and cash from operating activities as compared to the prior year period was largely attributable to operating income improvements, improved collections on accounts receivable, and the timing of interest payments on our senior credit facilities. In July 2007, we utilized approximately $5.2 million of cash from operations to pay down $3.0 million of debt under the prior senior credit facility and pay $2.2 million of closing costs and fees in connection with the closing of the 2007 Senior Credit Facility.
We had $2.3 million, or 2.2% of net revenues, of capital expenditures during the first half of 2007 as compared to $2.5 million, or 2.4% of net revenues, of capital expenditures for the same period in 2006. Our growth strategy will require continued capital expenditures during the remainder of 2007. We currently expect that our total capital expenditures for 2007 will be $7.0 million to $9.0 million. For the remainder of 2007, we anticipate additional capital spending for technology improvements and upgrades to support our systems and services, as well as for costs to be incurred in connection with the opening of a third India facility, which is expected to occur in late 2007 or early 2008. We plan to finance our proposed capital expenditures with cash generated from operations, cash on hand and, if necessary, borrowings under our revolving credit facility.
Our prior senior secured credit facilities (which were still in place as of June 30, 2007) (the “Prior Senior Facilities”) provided for senior secured financing of $100.0 million, consisting of a $75.0 million term loan facility with a maturity of six years that was drawn in full in connection with the consummation of the November 2004 Recapitalization, a $25.0 million revolving loan facility, including a letter of credit sub-facility of $10.0 million and a swingline loan sub-facility of $5.0 million. The Prior Senior Facilities were secured by substantially all of our assets and guaranteed by our direct parent, Spheris Holding II, Inc., and all of our subsidiaries, except SIPL. The proceeds of the revolving loan were available to provide financing for working capital and general corporate purposes. At June 30, 2007, $73.3 million was outstanding under the term loan facility, no amounts were outstanding under the revolving loan facility, and $2.4 million was outstanding in letters of credit. Our total capacity for borrowings, which was available for working capital and general corporate purposes, under the revolver portion of the Prior Senior Facilities was $15.1 million as of and for the quarter ended June 30, 2007. This amount was limited by our outstanding letters of credit and certain terms under the Prior Senior Facilities agreement. As of June 30, 2007, we believe we were in compliance with the financial covenants in our Prior Senior Facilities agreement.
The 2007 Senior Credit Facility consists of the following components: (i) a term loan in the original principal amount of $70 million; and (ii) a revolving credit facility in an aggregate principal amount not to exceed $25 million at any time outstanding. The revolving loans and the term loan bear interest at LIBOR plus an applicable margin or the administrative agent’s base rate plus an applicable margin, at our option. Under the revolving credit facility, we may borrow up to the lesser of $25.0 million or a loan limiter amount, as defined in the 2007 Senior Credit Facility, less amounts outstanding under letters of credit. All principal amounts are due at maturity on July 17, 2012. Interest payments are due monthly or at other intervals not to exceed every three months, depending on the interest elections made by us.
Under the 2007 Senior Credit Facility, Operations is the borrower. The 2007 Senior Credit Facility is secured by substantially all of our assets and is guaranteed by us, Spheris Holding II, Inc. and all of Operations’ subsidiaries, except SIPL. The 2007 Senior Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 2007 Senior Credit Facility also contains customary events of default, the occurrence of which could allow the collateral agent to declare any outstanding amounts to be immediately due and payable. The financial covenants contained in the 2007 Senior Credit Facility will become more restrictive over time. Future drawings under our 2007 Senior Credit Facility will be available only if, among other things, we are in compliance with the financial covenants and other conditions required under the 2007 Senior Credit Facility agreement. Our ability to meet those covenants and conditions will depend on our results of operations.
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
To fund a portion of the purchase price of Vianeta in March 2006, our current equity investors contributed $8.0 million in cash through an equity investment to our indirect parent, Spheris Holding III, Inc., which was contributed to Operations. We held $0.3 million in restricted cash as of June 30, 2007 as part of the Vianeta acquisition, including amounts being held until resolution of certain tax matters related to the acquisition. During July 2007, the Company reached an agreement to pay the former Vianeta shareholders approximately $1.5 million as payment in full for all amounts due under the technology and sales contingencies portion of the consideration payable to Vianeta shareholders pursuant to the Vianeta Agreement and Plan of Merger. This amount was paid by the Company in August 2007.
We believe that the results of our anticipated future operations, together with our cash and cash equivalents, restricted cash and available capacity on our revolving credit facility will be sufficient to meet anticipated cash needs for principal and interest payments on our outstanding indebtedness, working capital, new product development, capital expenditures, contractual obligations and other operating needs for at least the next 12 months. In evaluating the sufficiency of our liquidity, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under the 2007 Senior Credit Facility compared to our anticipated cash requirements for debt service, working capital, new product development, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities. We cannot assure you, however, that our operating performance will generate sufficient cash flow or that future borrowings will be available under the 2007 Senior Credit Facility, or otherwise, to enable us to grow our business, service our indebtedness, including the 2007 Senior Credit Facility and the senior subordinated notes, or make anticipated capital expenditures.
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
FIN No. 48. In June 2006, the FASB issued FIN No. 48. FIN No. 48 provides guidance for financial statement recognition and disclosures related to uncertain tax positions. The Company adopted the provisions of FIN No. 48 effective January 1, 2007, including the additional disclosure requirements in the footnotes to its financial statements. The adoption of FIN No. 48 did not have a material impact on the Company’s result of operations during the three and six months ended June 30, 2007.
SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We are in the process of determining the impact, if any, that the implementation of SFAS No. 159 will have on our condensed consolidated financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The variable interest rates under our secured credit facilities expose us to market risk from changes in interest rates. We manage this risk by managing the time span of the interest periods elected under these facilities. Assuming a 10% increase in interest rates available to us on our variable portion of debt, we would have incurred $0.2 million and $0.4 million, respectively, of additional interest expense during the three and six months ended June 30, 2007.
We are exposed to market risk with respect to our cash and cash equivalent balances. As of June 30, 2007, we had unrestricted cash and cash equivalents of $13.2 million. The remaining cash of $0.3 million as of June 30, 2007 was primarily restricted cash that is being held for resolution of certain tax matters related to the Vianeta acquisition. Assuming a 10% decrease in interest rates available on invested cash balances, interest income would have decreased by $14,000 and $25,000, respectively, during the three and six months ended June 30, 2007.

We had approximately $1.2 million in cash accounts in India in U.S. dollar equivalents as of June 30, 2007, which is included in our consolidated, unrestricted cash balances. We manage the risk of changes in exchange rates through forward foreign currency contracts.
The above market risk discussion and the estimated amounts presented are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.
Item 4T. Controls and Procedures
Disclosure Controls. An evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report. Based on that evaluation, our senior management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with SEC disclosure obligations.
Changes in Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
(a) On May 2, 2007, Spheris Holding II, Inc., the sole stockholder of Spheris Inc., pursuant to an action taken on written consent in lieu of a meeting, elected the following directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified or their earlier death, resignation or removal: Joel Ackerman, Jonathan Bilzin, Robert Z. Hensley, John A. Kane, Michael J. King, Neal Moszkowski, Steve E. Simpson, Wayne T. Smith and David J. Wenstrup.
(b) On June 25, 2007, upon recommendation of the board of directors, the stockholders of Spheris Holding III, Inc., pursuant to an action taken on written consent, approved the Amended and Restated Spheris Holding III, Inc. Stock Incentive Plan (the “Plan) which, among other things, increased the aggregate number of shares with respect to which awards may be granted under the Plan from 14,607,143 to 15,607,143.
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

SPHERIS INC.
Date: August 14, 2007	By:	/s/ Steven E. Simpson
Steven E. Simpson
President and Chief Executive Officer

	By:	/s/ Brian P. Callahan
Brian P. Callahan
Chief Financial Officer