Form 10-Q
period 2007-09-30
Spheris Inc.
filed 2007-11-14
CIK 1355804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to ___________________.
COMMISSION FILE NUMBER: 333-132641
SPHERIS INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1805254
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9009 Carothers Pkwy, Suite C-3	37067
Franklin, Tennessee	(Zip Code)
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
Large accelerated filer ☐                      Accelerated filer ☐                      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
As of November 10, 2007, 100% of Spheris Inc.’s common stock outstanding was owned by Spheris Holding II, Inc., its sole stockholder.

SPHERIS INC.

QUARTERLY REPORT ON FORM 10-Q

We are a Delaware corporation. On June 18, 2003, we acquired all of the outstanding stock of EDiX Corporation (“EDiX”). On November 5, 2004, a company owned by affiliates of Warburg Pincus, LLC, TowerBrook Capital Partners, LLC (collectively, the “Parent Investors”) and indirectly by certain members of our senior management team, acquired us (the “November 2004 Recapitalization”). On December 22, 2004, we acquired HealthScribe, Inc. and its subsidiaries (“HealthScribe”). On January 1, 2006, we merged EDiX and HealthScribe into Spheris Operations Inc., a wholly-owned subsidiary of ours. On March 31, 2006, we acquired Vianeta Communications (“Vianeta”). Effective July 1, 2006, Spheris Operations Inc. was converted from a Tennessee corporation to a single member Tennessee limited liability company, and renamed Spheris Operations LLC (“Operations”).
We conduct our operations through our direct and indirect wholly-owned subsidiaries: Operations, Spheris Leasing LLC, Spheris Canada Inc., Spheris, India Private Limited (“SIPL”), and Vianeta.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Spheris Inc.
Financial Statements
For the Quarterly Period Ended September 30, 2007

Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	2
Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2007 and 2006	3
Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2007 and 2006	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Spheris Inc.
Condensed Consolidated Balance Sheets
(Amounts in Thousands)

	(Unaudited)
	September 30, 2007	December 31, 2006
Assets
Current assets
Unrestricted cash and cash equivalents	$6,435	$6,323
Restricted cash	832	529
Accounts receivable, net of allowance of $1,261 and $1,191, respectively	33,921	33,576
Deferred taxes	3,157	2,775
Other current assets	4,210	3,463

Total current assets	48,555	46,666
Property and equipment, net	11,518	12,435
Internal-use software, net	2,012	3,679
Customer contracts, net	17,962	29,943
Goodwill	219,166	219,311
Other noncurrent assets	3,521	3,714

Total assets	$302,734	$315,748

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,648	$2,520
Accrued wages and benefits	15,581	17,066
Current portion of long-term debt and capital lease obligations	50	809
Other current liabilities	8,679	5,838

Total current liabilities	25,958	26,233
Long-term debt and capital lease obligations, net of current portion	191,637	193,942
Deferred tax liabilities	1,149	6,180
Other long-term liabilities	3,776	2,755

Total liabilities	222,520	229,110

Common stock, $0.01 par value, 100 shares authorized, 10 shares issued and outstanding	—	—
Other comprehensive income (loss)	362	(474)
Contributed capital	111,055	110,787
Accumulated deficit	(31,203)	(23,675)

Total stockholders’ equity	80,214	86,638

Total liabilities and stockholders’ equity	$302,734	$315,748

See accompanying notes.

Spheris Inc.
Condensed Consolidated Statements of Operations
(Unaudited and Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$48,943	$51,458	$151,795	$155,766
Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	35,144	37,483	108,804	114,777
Marketing and selling expenses	1,186	1,250	3,755	4,015
General and administrative expenses	5,028	5,497	14,939	14,416
Depreciation and amortization	6,039	6,590	18,172	19,713

Total operating costs	47,397	50,820	145,670	152,921

Operating income	1,546	638	6,125	2,845
Interest expense, net of income	5,280	5,353	16,133	15,649
Loss on debt refinancing	1,828	—	1,828	—
Other (income) expense	(149)	(202)	330	(140)

Net loss before income taxes	(5,413)	(4,513)	(12,166)	(12,664)

Benefit from income taxes	(1,872)	(1,446)	(4,638)	(3,896)

Net loss	$(3,541)	$(3,067)	$(7,528)	$(8,768)

See accompanying notes.

Spheris Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited and Amounts in Thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,528)	$(8,768)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,172	19,713
Write-off and amortization of acquired technology	486	574
Deferred taxes	(5,198)	(4,641)
Amortization of debt discounts and issuance costs	602	557
Loss on debt refinancing	1,828	—
Other non-cash items	1,141	(81)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(345)	(2,096)
Other current assets	(1,083)	(502)
Accounts payable	(872)	(390)
Accrued wages and benefits	(993)	132
Other current liabilities	4,369	4,652
Other noncurrent assets and liabilities	38	(1,610)

Net cash provided by operating activities	10,617	7,540

Cash flows from investing activities:
Purchases of property and equipment	(3,644)	(5,115)
Purchase of Vianeta, net of cash acquired	(1,547)	(8,199)

Net cash used in investing activities	(5,191)	(13,314)

Cash flows from financing activities:
Proceeds from debt	71,320	—
Payments on debt and capital leases	(76,051)	(758)
Debt issuance costs	(583)	(452)
Capital contributions	—	8,000

Net cash (used in) provided by financing activities	(5,314)	6,790

Net increase in unrestricted cash and cash equivalents	112	1,016
Cash and cash equivalents, at beginning of period	6,323	7,339

Cash and cash equivalents, at end of period	$6,435	$8,355

See accompanying notes.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
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
Spheris and its direct or indirect wholly-owned subsidiaries: Operations, Spheris Leasing LLC, Spheris Canada Inc., Spheris, India Private Limited (“SIPL”) and Vianeta (sometimes referred to collectively as the “Company”), provide clinical documentation technology and services to more than 500 health systems, hospitals and group practices located throughout the United States. The Company receives medical dictation in digital format from subscribing physicians, converts the dictation into text format, stores specific data elements from the records, then transmits the completed medical record to the originating physician in the prescribed format. As of September 30, 2007, the Company employed approximately 5,500 skilled medical language specialists (“MLS”) in the U.S., Canada and India. More than 2,100 of these MLS work out of the Company’s two facilities in India, making the Company one of the largest global providers of clinical documentation technology and services.
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
Recent Accounting Pronouncements
FIN No. 48. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 provides guidance for financial statement recognition and disclosures related to uncertain tax positions. The Company adopted the provisions of FIN No. 48 effective January 1, 2007, including the additional disclosure

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
requirements in the footnotes to its financial statements. The adoption of FIN No. 48 did not have a material impact on the Company’s results of operations during the three and nine months ended September 30, 2007.
SFAS No. 157. In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is in the process of determining the impact, if any, that the implementation of SFAS No. 157 will have on its condensed consolidated financial position and results of operations.
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
During July 2007, the Company reached an agreement to pay the former Vianeta shareholders approximately $1.5 million as payment in full for all amounts due under the technology and sales contingencies portion of the consideration. This amount was paid by the Company in August 2007. As of September 30, 2007, approximately $0.2 million in post-acquisition contingencies, which are related to certain tax filings, remain and are included in “other current liabilities” in the Company’s condensed consolidated balance sheet.
An initial purchase price of $10.5 million, including transaction costs of $0.2 million, was allocated to the assets and liabilities acquired based on estimated fair values as of March 31, 2006. These assets and liabilities were reflected in the Company’s condensed consolidated balance sheets beginning on March 31, 2006, including an allocation of $8.1 million to goodwill. Additionally, $0.3 million of the purchase price was assigned to the estimated fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative use. In accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” this amount was immediately expensed in the Company’s condensed consolidated statement of operations upon the acquisition date. This charge was reflected in direct costs

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
of revenues in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2006.
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
The components of the Company’s customer contracts were as follows (in thousands):

	September 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer contracts	$63,864	$(45,902)	$63,864	$(33,921)
Amortization expense for customer contracts for the three and nine months ended September 30, 2007 and 2006 was $4.0 million and $12.0 million, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

2007 (remainder)	$3,994
2008	13,959
2009	9
Thereafter	—
4. Other Comprehensive Loss
Other comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(3,541)	$(3,067)	$(7,528)	$(8,768)
Foreign currency translation gain (loss)	101	(183)	836	(270)

Comprehensive loss	$(3,440)	$(3,250)	$(6,692)	$(9,038)

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
5. Debt
Outstanding debt obligations of the Company at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
2007 Senior Credit Facility, net of discount, with principal due at maturity on July 17, 2012; interest payable periodically at variable rates. The weighted average interest rate was 8.9% at September 30, 2007	$68,835	$—
2004 Senior Facility, net of discount, with fixed quarterly principal payments and unpaid balance due November 2010; interest payable periodically at variable rates. The interest rate was 9.9% at December 31, 2006	—	72,073
11.0% Senior Subordinated Notes, net of discount, with principal due at maturity in December 2012; interest payable semi-annually in June and December	122,802	122,584
Capital lease obligations	50	94

	191,687	194,751
Less: Current portion of long-term debt and capital lease obligations	(50)	(809)

Long-term debt and capital lease obligations, net of current portion	$191,637	$193,942

2007 Senior Credit Facility
On July 17, 2007, the Company entered into a financing agreement (the “2007 Senior Credit Facility”), to replace the Company’s 2004 Senior Facility (as defined below). The 2007 Senior Credit Facility consists of a term loan in the original principal amount of $70.0 million and a revolving credit facility in an aggregate principal amount not to exceed $25.0 million at any time outstanding. The revolving loans and the term loan bear interest at LIBOR plus an applicable margin or the administrative agent’s base rate plus an applicable margin, at the Company’s option. Under the revolving credit facility, the Company may borrow up to the lesser of $25.0 million or a loan limiter amount, as defined in the 2007 Senior Credit Facility, less amounts outstanding under letters of credit. As of September 30, 2007, the Company had $2.8 million in outstanding letters of credit. As a result, the Company’s total capacity for borrowings under the revolver portion of the 2007 Senior Credit Facility was $22.2 million as of September 30, 2007, with no amounts outstanding.
All unpaid principal amounts under the 2007 Senior Credit Facility are due at maturity on July 17, 2012. Additionally, the Company is required to perform annual excess cash flow calculations, as defined in the 2007 Senior Credit Facility, and to remit any applicable amounts to reduce the outstanding term loan balance. Interest payments under the 2007 Senior Credit Facility are due monthly or at other intervals not to exceed every three months, depending on the interest elections made by the Company. At September 30, 2007, approximately $0.5 million of accrued interest was outstanding under the 2007 Senior Credit Facility and included in “other current liabilities” in the Company’s condensed consolidated balance sheet.
Under the 2007 Senior Credit Facility, Operations is the borrower. The 2007 Senior Credit Facility is secured by substantially all of the Company’s assets and is guaranteed by Spheris, Spheris Holding II and all of Operations’ subsidiaries, except SIPL. The 2007 Senior Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 2007 Senior Credit Facility also contains customary events of default, the occurrence of which could allow the collateral agent to declare any outstanding amounts to be immediately due and payable. The

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
financial covenants contained in the 2007 Senior Credit Facility will become more restrictive over time. Future drawings under the 2007 Senior Credit Facility will be available only if, among other things, we are in compliance with the financial covenants and other conditions required under the 2007 Senior Credit Facility. The Company believes it was in compliance with the financial covenants in the 2007 Senior Credit Facility as of September 30, 2007.
In connection with the borrowings under the 2007 Senior Credit Facility, the Company incurred $0.6 million and $1.2 million in debt issuance costs and debt discounts, respectively. These costs are being amortized as additional interest expense over the term of the debt. The balance of the issuance costs at September 30, 2007 of $0.6 million, net of accumulated amortization, was reflected in “other noncurrent assets” in the Company’s condensed consolidated balance sheet. The debt discount at September 30, 2007 of $1.2 million was reflected as a reduction in the carrying amount of the debt under the 2007 Senior Secured Credit Facility.
2004 Senior Facility
In order to finance the November 2004 Recapitalization, the Company entered into a $100.0 million credit facility, consisting of a $75.0 million term loan facility and a $25.0 million revolving credit facility (the “2004 Senior Facility”). As discussed above, the Company entered into the 2007 Senior Credit Facility on July 17, 2007 to replace the 2004 Senior Facility.
In connection with the borrowings under the 2004 Senior Facility, the Company incurred $0.8 million and $2.1 million in debt issuance costs and debt discounts, respectively. As a result of the July 2007 refinancing, the Company recognized a $1.8 million loss on debt refinancing, comprised of the write-off of $0.5 million and $1.3 million of unamortized debt issuance costs and debt discounts, respectively, from the 2004 Senior Facility.
Senior Subordinated Notes
On December 22, 2004, the Company issued $125.0 million of 11% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at a fixed rate of 11.0% per annum. Interest is payable in semi-annual installments beginning on June 15, 2005 until maturity on December 15, 2012.
The Company incurred $1.9 million and $2.9 million in debt issuance costs and debt discounts, respectively, in connection with the Senior Subordinated Notes. These costs are being amortized as additional interest expense over the term of the Senior Subordinated Notes. The remaining balance of the issuance costs at September 30, 2007 of $1.5 million, net of accumulated amortization, was reflected in “other noncurrent assets” on the Company’s condensed consolidated balance sheet. The remaining debt discount at September 30, 2007 of $2.2 million was reflected as a reduction in the carrying amount of the Senior Subordinated Notes.
The Senior Subordinated Notes are junior to the obligations of the 2007 Senior Credit Facility, but are senior to general purpose credit obligations of the Company. The Senior Subordinated Notes are guaranteed by our domestic operating subsidiaries. The Senior Subordinated Notes contain certain restrictive covenants that place limitations on the Company regarding incurrence of additional debt, payment of dividends and other items as specified in the indenture governing the Senior Subordinated Notes. The Senior Subordinated Notes are redeemable at the option of the Company subject to certain prepayment penalties and restrictions as set forth in the indenture governing the Senior Subordinated Notes.
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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
6. Stockholders’ Equity
During November 2004, Spheris Holding III approved the establishment of the Spheris Holding III, Inc. Stock Incentive Plan (the “Plan”) for issuance of common stock to employees, non-employee directors and other designated persons providing substantial services to the Company. As of September 30, 2007, 15.6 million shares have been authorized for issuance under the Plan, as amended. Shares are subject to restricted stock and stock option agreements and typically vest over a three or four-year period. As of September 30, 2007, an aggregate of 12.4 million shares of restricted stock and 2.2 million stock options were issued and outstanding under the Plan. As these shares were issued for services to be provided to the Company, compensation expense of $0.1 million and $0.3 million was reflected in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2007, respectively, as compared to compensation expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2006, respectively.
7. Income Taxes
Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 generally requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. In accordance with the provisions of SFAS No. 109, the Company has recorded a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. To the extent valuation allowance is released that was recorded as a result of earlier transactions, the offsetting credit will be recognized first as a reduction to goodwill, then to other intangible assets, and lastly as a reduction in the current period’s income tax provisions. As of September 30, 2007, the Company’s valuation allowance that is reflected as a reduction to the carrying value of its net deferred tax balances was $33.5 million.
The Company currently benefits from federal and state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforwards available to reduce future taxable income were $96.4 million and $99.7 million at September 30, 2007 and December 31, 2006, respectively, and began to expire in 2007. The Company’s state net operating loss carryforwards at September 30, 2007 and December 31, 2006 were $66.0 million and $68.3 million, respectively, and began to expire in 2007. The majority of these federal and state net operating loss carryforwards are restricted due to limitations associated with ownership change, and as such, are fully reserved to reduce the amount that is more likely than not to be realized. In addition, the Company has alternative minimum tax credits which do not have an expiration date and certain other federal tax credits that will begin to expire in 2014.
The Company recognized a $1.9 million and $4.6 million income tax benefit during the three and nine months ended September 30, 2007, respectively, as compared to a $1.4 million and $3.9 million income tax benefit during the same periods in 2006, respectively. The change in the total effective tax rate was due to changes in valuation allowances on the Company’s net operating loss assets resulting from the generation of taxable income.
Operations pays certain franchise tax obligations on behalf of Spheris Holding III. Approximately $0.3 million of payments by Operations related to these taxes are reflected as a receivable balance by the Company and included as a component of “other current assets” in the Company’s condensed consolidated balances sheet as of September 30, 2007.
The Company adopted the provisions of FIN No. 48 effective January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Company’s results of operations for the three and nine months ended September 30, 2007. As discussed in Note 8 below, the Company has one tax examination in progress related to transfer pricing rates for its Indian facilities. Based on the facts of this examination, the Company believes that it is more likely than not that it will be successful in supporting its current positions related to its applicable filings. The earliest tax year open to examination by a major taxing jurisdiction is 2003.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
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
Employment Agreements
The Company has employment agreements with certain members of senior management that provide for the payment to these persons of amounts equal to the applicable base salary, unpaid annual bonus and health insurance premiums over the applicable duration covered under the agreements in the event the employee’s employment is terminated without cause or certain other specified reasons. The maximum contingent liabilities under these agreements were $1.6 million and $2.1 million at September 30, 2007 and December 31, 2006, respectively.
Tax Assessment
During the fourth quarter of 2006, SIPL received notification of a tax assessment resulting from a transfer pricing tax audit by Indian income tax authorities in an amount of $1.7 million including penalties and interest, which was subsequently adjusted to $1.4 million, for the fiscal tax period ended March 31, 2004 (the “2004 Assessment”). In January 2007, the Company filed a formal appeal with the India Commissioner of Income Tax citing numerous grounds for the removal of the proposed transfer pricing assessment. Prior to resolution of the Company’s appeals process, the Indian income tax authorities required the Company to make advance payments toward the 2004 Assessment of approximately $0.7 million through September 30, 2007. Any amounts paid by the Company related to the 2004 Assessment are subject to a claim by the Company for reimbursement against the HealthScribe acquisition escrow funds. The Company has recorded its assessment payments made to the Indian income tax authorities with corresponding receivables from the escrow funds in the Company’s condensed consolidated financial statements. Accordingly, $0.7 million is reflected as a component of “other current assets” in the Company’s condensed consolidated balance sheet as of September 30, 2007.
In October 2007, the Company received an additional demand for payment under the 2004 Assessment of $0.4 million. During October 2007, the Company paid the additional $0.4 to the India income tax authorities and submitted a claim for reimbursement for these amounts under the HealthScribe acquisition escrow agreement. In addition, the Company recently received notice from the Indian income tax authorities of an additional audit of transfer pricing amounts for the tax year ended March 31, 2005. In the event that additional amounts are assessed to the Company related to transfer pricing disputes for the tax year ended March 31, 2005, the Company currently intends to file appeals for any such assessments as well. Assessment amounts for the tax year ended March 31, 2005 also would be subject to a claim under the HealthScribe acquisition escrow agreement for periods prior to the Company’s acquisition of HealthScribe in December 2004.
The Company intends to vigorously pursue all avenues with the Indian taxing authorities, legal and administrative agencies, and if necessary, the Indian courts to rescind the assessments. If the assessments were brought forward from March 31, 2004 through September 30, 2007, a reasonable estimate of additional liability could range from zero to $6.6 million, contingent upon the final outcome of the claim. Payment of such amounts would also result in potential credit adjustments to the Company’s U.S. federal tax returns. The Company currently believes that it is more likely than not that it will be successful in supporting its position relating to these assessments. Accordingly, the Company has not recorded any accrual for contingent liabilities associated with the tax assessments as of September 30, 2007 or December 31, 2006.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
9. Information Concerning Guarantor and Non-Guarantor Subsidiaries
All but one of the Company’s subsidiaries guarantee the Senior Subordinated Notes (the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by Spheris. Additionally, each of the guarantees is full and unconditional, and guaranteed by the Guarantors on a joint and several basis. SIPL does not guarantee the Senior Subordinated Notes (the “Non-Guarantor”). The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand alone basis.
The following unaudited condensed consolidating schedules present condensed financial information of Spheris, the Guarantors and the Non-Guarantor as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006:
Condensed Consolidating Balance Sheet
(Unaudited and Amounts in Thousands)

	September 30, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Assets
Current assets
Unrestricted cash and cash equivalents	$6	$4,452	$1,977	$—	$6,435
Restricted cash	—	832	—	—	832
Accounts receivable, net of allowance	—	33,921	—	—	33,921
Intercompany receivables	3,735	57,508	7,203	(68,446)	—
Deferred taxes	—	3,157	—	—	3,157
Other current assets	—	2,816	1,394	—	4,210

Total current assets	3,741	102,686	10,574	(68,446)	48,555
Property and equipment, net	—	9,474	2,044	—	11,518
Internal-use software, net	—	2,012	—	—	2,012
Customer contracts, net	—	17,962	—	—	17,962
Goodwill	—	219,166	—	—	219,166
Investment in subsidiaries	305,285	—	—	(305,285)	—
Other noncurrent assets	1,464	1,433	624	—	3,521

Total assets	$310,490	$352,733	$13,242	$(373,731)	$302,734

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$1,289	$359	$—	$1,648
Accrued wages and benefits	—	12,005	3,576	—	15,581
Intercompany payables	57,508	10,938	—	(68,446)	—
Current portion of long-term debt and capital lease obligations	—	50	—	—	50
Other current liabilities	4,086	4,473	120	—	8,679

Total current liabilities	61,594	28,755	4,055	(68,446)	25,958
Long-term debt and capital lease obligations, net of current portion	122,802	68,835	—	—	191,637
Deferred tax liabilities	—	1,725	(576)	—	1,149
Other long-term liabilities	—	3,776	—	—	3,776

Total liabilities	184,396	103,091	3,479	(68,446)	222,520

Stockholders’ equity	126,094	249,642	9,763	(305,285)	80,214

Total stockholders’ equity	126,094	249,642	9,763	(305,285)	80,214

Total liabilities and stockholders’ equity	$310,490	$352,733	$13,242	$(373,731)	$302,734

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Three Months Ended September 30, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$48,943	$5,790	$(5,790)	$48,943
Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	35,945	4,989	(5,790)	35,144
Marketing and selling expenses	—	1,186	—	—	1,186
General and administrative expenses	—	4,925	103	—	5,028
Depreciation and amortization	—	5,780	259	—	6,039

Total operating costs	—	47,836	5,351	(5,790)	47,397

Operating income	—	1,107	439	—	1,546
Interest expense, net of income	5,364	(82)	(2)	—	5,280
Loss on debt refinancing	1,828	—	—	—	1,828
Other (income) expense	(4,125)	4,088	(112)	—	(149)

Net income (loss) before income taxes	(3,067)	(2,899)	553	—	(5,413)

Provision for (benefit from) income taxes	(78)	(2,066)	272	—	(1,872)

Net income (loss)	$(2,989)	$(833)	$281	$—	$(3,541)

Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Three Months Ended September 30, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$51,458	$4,194	$(4,194)	$51,458
Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	38,057	3,620	(4,194)	37,483
Marketing and selling expenses	—	1,250	—	—	1,250
General and administrative expenses	33	5,464	—	—	5,497
Depreciation and amortization	—	6,387	203	—	6,590

Total operating costs	33	51,158	3,823	(4,194)	50,820

Operating income (loss)	(33)	300	371	—	638
Interest expense, net of income	4,048	1,306	(1)	—	5,353
Other income	—	(37)	(165)	—	(202)

Net income (loss) before income taxes	(4,081)	(969)	537	—	(4,513)

Provision for (benefit from) income taxes	(522)	(927)	3	—	(1,446)

Net income (loss)	$(3,559)	$(42)	$534	$—	$(3,067)

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Nine Months Ended September 30, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$151,795	$15,960	$(15,960)	$151,795
Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	111,055	13,709	(15,960)	108,804
Marketing and selling expenses	—	3,755	—	—	3,755
General and administrative expenses	57	14,608	274	—	14,939
Depreciation and amortization	—	17,370	802	—	18,172

Total operating costs	57	146,788	14,785	(15,960)	145,670

Operating income (loss)	(57)	5,007	1,175	—	6,125
Interest expense, net of income	15,050	1,091	(8)	—	16,133
Loss on debt refinancing	1,828	—	—	—	1,828
Other (income) expense	(4,125)	4,035	420	—	330

Net income (loss) before income taxes	(12,810)	(119)	763	—	(12,166)

Provision for (benefit from) income taxes	750	(5,716)	328	—	(4,638)

Net income (loss)	$(13,560)	$5,597	$435	$—	$(7,528)

Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Nine Months Ended September 30, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$155,766	$12,664	$(12,664)	$155,766
Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	116,228	11,213	(12,664)	114,777
Marketing and selling expenses	—	4,015	—	—	4,015
General and administrative expenses	91	14,325	—	—	14,416
Depreciation and amortization	—	19,136	577	—	19,713

Total operating costs	91	153,704	11,790	(12,664)	152,921

Operating income (loss)	(91)	2,062	874	—	2,845
Interest expense, net of income	11,820	3,838	(9)	—	15,649
Other (income) expense	—	7	(147)	—	(140)

Net income (loss) before income taxes	(11,911)	(1,783)	1,030	—	(12,664)

Provision for (benefit from) income taxes	(1,565)	(2,339)	8	—	(3,896)

Net income (loss)	$(10,346)	$556	$1,022	$—	$(8,768)

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
Condensed Consolidating Statement of Cash Flows
(Unaudited and Amounts in Thousands)

	For the Nine Months Ended September 30, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$73,502	$(63,914)	$1,029	$—	$10,617

Net cash provided by (used in) operating activities	73,502	(63,914)	1,029	—	10,617

Cash flows from investing activities:
Purchases of property and equipment	—	(3,191)	(453)	—	(3,644)
Purchases of Vianeta, net of cash acquired	—	(1,547)			(1,547)

Net cash used in investing activities	—	(4,738)	(453)	—	(5,191)

Cash flows from financing activities:
Proceeds from debt	—	71,320	—	—	71,320
Payments on debt and capital leases	(73,500)	(2,551)	—	—	(76,051)
Debt issuance costs	—	(583)	—	—	(583)

Net cash (used in) provided by financing activities	(73,500)	68,186	—	—	(5,314)

Net increase (decrease) in unrestricted cash and cash equivalents	2	(466)	576	—	112
Cash and cash equivalents, at beginning of period	4	4,918	1,401	—	6,323

Cash and cash equivalents, at end of period	$6	$4,452	$1,977	$—	$6,435

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this document. Data for the three and nine months ended September 30, 2007 and 2006 has been derived from our unaudited condensed consolidated financial statements.
FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, those statements including the words “expects,” “intends,” “believes,” “may,” “will,” “should,” “continue” and similar language or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the following in addition to those discussed elsewhere in this document:
•	the effect our substantial indebtedness has on our ability to raise additional capital to fund our business, to react to changes in the economy or our business and to fulfill our obligations under our indebtedness, including our senior secured credit facility and indenture relating to our senior subordinated notes;

•	the effect of interest rate fluctuations on our variable rate debt;

•	restrictions on our operations under our senior secured credit facility and indenture relating to our senior subordinated notes;

•	our ability to fulfill our repurchase obligations under the indenture governing our senior subordinated notes upon a change of control;

•	our history of losses and accumulated deficit;

•	our ability to effectively manage our global production capacity, including our ability to recruit, train and retain qualified medical language specialists (“MLS”) and to maintain high standards of quality service in our operations;

•	our ability to adapt and integrate new technology into our clinical documentation platforms to improve our production capabilities and expand the breadth of our service offerings, as well as our ability to address any potential unanticipated problems with our information technology systems that could cause an interruption in our services or a decrease in responsiveness to our customers;

•	our ability to maintain our competitive position against current and future competitors, including our ability to gain new business with acceptable operating margins and on-going price pressures related to our services and the healthcare markets in general;

•	the reluctance of potential customers to outsource or change providers of their clinical documentation services and its impact on our ability to attract new customers and increase revenues;

•	the effect on our business if we incur additional debt, contingent liabilities and expenses in connection with future acquisitions or if we cannot effectively integrate newly acquired operations;

•	our ability to adequately protect our intellectual property rights, including our proprietary technology and the intellectual property we license from third parties;

•	our ability to comply with extensive laws and government regulations applicable to us and our customers and our contractual obligations, including those relating to the Health Insurance Portability and Accountability Act (“HIPAA”), and industry scrutiny of billing practices relating to the counting of transcription lines that has been the subject of controversy in the medical transcription industry;

•	proposed legislation and possible negative publicity limiting the use of our global service capabilities;

•	financial and operational risks inherent in our global operations, including foreign currency rate fluctuations and transfer pricing laws between the United States and India;

•	our ability to attract, hire or retain necessary technical and managerial personnel; and

•	the effect on our business, including potential operational limitations and conflicts of interest, caused by Warburg Pincus LLC’s control of us and the right of our Parent Investors to designate certain members of our board of directors and make decisions concerning our business and operations.

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
OVERVIEW
We are a leading global outsource provider of clinical documentation technology and services to more than 500 health systems, hospitals and group practices throughout the United States, with significant scale in the highly fragmented clinical documentation marketplace. As of September 30, 2007, we employed approximately 5,500 skilled MLS in the U.S., Canada and India. More than 2,100 of these MLS work out of our two facilities in India, making us one of the largest global providers of clinical documentation technology and services in the industry. We provide a quality, value-added clinical documentation technology and services solution with flexible dictation options for our physician clients, well managed work flow and protocols through our proprietary MLS workstation software and integrated clinical documentation platforms.
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
Our operations are conducted through Operations and its subsidiaries — Spheris Leasing LLC, which has historically been used to facilitate the Company’s equipment procurement; Spheris Canada Inc., which was formed primarily to facilitate the employment of our Canadian employees; SIPL, which was formed to conduct our Indian operations; and Vianeta, which develops and supplies enterprise-wide clinical documentation technology for group practices, hospitals and health systems.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates and assumptions that are believed to be reasonable under the circumstances based on past experience and management’s judgment. Actual results could differ from these estimates. As more information becomes known, these estimates and assumptions could change, having an impact on the amounts reported in the future. A summary of our critical accounting policies is described under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”), including the additional disclosure requirements in the footnotes to its financial statements. The Company had no other changes in the nature of our critical accounting policies or the application of those policies since December 31, 2006.
RESULTS OF OPERATIONS
Net Revenues and Expense Components
The following descriptions of the components of net revenues and expenses apply to the comparison of results of operations for the periods presented.
Net Revenues. Net revenues are generated primarily from the provision of clinical documentation and related services to healthcare providers, including the sale and licensing of clinical documentation software products. Historical net revenue growth has been driven by revenue from acquisitions, market share gains from competitors, new business from increased outsourcing of in-house clinical documentation departments and revenue growth from existing customers. Other factors affecting net revenues include customer retention, competing technologies and price stability. Net revenues from existing customers are primarily driven by three factors: (i) adding new departments within existing customers, (ii) growth in the number of authors at customer sites and (iii) growth in the number of lines per author (generally resulting from increased documentation of patient encounters and increased familiarity with our clinical documentation systems). Additionally, net revenues are impacted by contractual revenue adjustments, which represent credits against billings and ultimately reductions to revenues. We monitor actual performance against contract standards and record credits against billings when the contract standards are not met. We have historically experienced no material seasonal fluctuation that affects operating results.
Direct Costs of Revenues. Direct costs of revenues consist primarily of wages of, and employee benefits for, MLS and the functions that support our clinical documentation services, including: (i) MLS managers and personnel involved with help desk services, (ii) new customer implementation, (iii) MLS recruiting, (iv) training, (v) account services, (vi) telecommunications support and (vii) other applications support. Other direct costs include telecommunication costs and other production-related operating expenses, including: (i) MLS recruitment advertising, (ii) maintenance and support for hardware and software, (iii) travel for support personnel, (iv) bad debt expense, (v) professional fees, (vi) shipping and (vii) supplies. Direct costs of revenues do not include depreciation and amortization, which are discussed below.
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

Executive Summary
Our long-term strategy is to be the clinical documentation industry leader by providing technology and outsourced services to healthcare providers supported by a global workforce network. The clinical documentation industry, as a whole, continues to be challenged by on-going issues related to a shortage of qualified MLS in the U.S. market, as well as challenges of adapting and integrating new technology into clinical documentation service offerings to improve production capabilities and expand the breadth of services offered. The increased demand for electronic health records, shorter turnaround times and on-going pricing pressures related to our services and the healthcare markets in general are placing additional pressure on the clinical documentation industry. We believe the global and technology investments we have made since 2004 to increase our production capabilities and the efficiencies of our MLS workforce have placed us in an improved position to address these challenges.
During the first nine months of 2007, we continued to focus our efforts on improving the management of our production capabilities through better utilization of our global workforce, which helped to improve both service levels and operating margins. We also continued to make investments in our technologies to further develop our Spheris ClarityTM product, which was launched in October 2006, and integrate speech recognition technology offerings into our clinical documentation platforms. While these technology investments increased the general and administrative expenses in our operating statement during the first nine months of 2007, these technology initiatives are anticipated to drive continued operating margin improvements in the future as our new and improved products and services are implemented throughout our customer base.
On July 17, 2007, we entered into a new financing agreement, which consists of a $70.0 million term loan and a $25.0 million revolving credit facility (the “2007 Senior Credit Facility”), to replace our prior $100.0 million senior credit facility (the “2004 Senior Facility”). In addition to providing improved financial flexibility, the refinancing was driven by more favorable margin rates on the interest elections available under the 2007 Senior Credit Facility and additional capacity for borrowings under the revolving portion of the 2007 Senior Credit Facility.
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Net Revenues. Net revenues were $48.9 million for the quarter ended September 30, 2007 compared to $51.5 million for the quarter ended September 30, 2006. The decrease in net revenues as compared to the prior year period was primarily due to delayed implementations of signed new business during the first half of 2007, as well as the impact of net lost business.
Direct Costs of Revenues. Direct costs of revenues were $35.1 million, or 71.8% of net revenues, for the quarter ended September 30, 2007 compared to $37.5 million, or 72.8% of net revenues, for the quarter ended September 30, 2006. The improvement in direct costs of revenues as a percentage of net revenues for the third quarter of 2007 as compared to the prior year period was primarily due to greater utilization of our global production capabilities and lower MLS-related direct costs. Direct costs of revenues were negatively impacted during the quarter versus the comparable period in the prior year due to unfavorable currency exchange rates associated with production costs of our Indian facilities.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.2 million, or 12.7% of net revenues, for the quarter ended September 30, 2007 compared to $6.7 million, or 13.0% of net revenues, for the quarter ended September 30, 2006. The decrease in selling, general and administrative expenses as compared to the prior year period was primarily due to certain expenses incurred during 2006 associated with the relocation of our Franklin, Tennessee headquarters, as well as the realization of certain current year cost savings.
Depreciation and Amortization. Depreciation and amortization was $6.0 million, or 12.3% of net revenues, for the quarter ended September 30, 2007 compared to $6.6 million, or 12.8% of net revenues, for the quarter ended September 30, 2006. The reduction in depreciation and amortization expense as compared to the prior year period was primarily due to the full depreciation and amortization of certain tangible and intangible assets, which occurred during 2006.
Interest Expense. Interest expense was $5.3 million, or 10.8% of net revenues, for the quarter ended September 30, 2007 compared to $5.4 million, or 10.5% of net revenues, for the quarter ended September 30, 2006. The decrease in interest expense was primarily due to more favorable margin rates under the 2007 Senior Credit Facility following the refinancing of our senior credit facilities in July 2007.
Loss on Debt Refinancing. As a result of the July 2007 refinancing of our senior secured credit facilities, we recognized a $1.8 million loss on debt refinancing, which was comprised of the write-off of $0.5 million and $1.3 million of unamortized debt issuance costs and debt discounts, respectively, from the 2004 Senior Facility.
Income Taxes. We recognized a $1.9 million income tax benefit during the quarter ended September 30, 2007 compared to a $1.4 million income tax benefit for the quarter ended September 30, 2006. The change in the total effective tax rate was primarily due to changes in valuation allowances on the Company’s net operating loss assets resulting from the generation of taxable income.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Net Revenues. Net revenues were $151.8 million for the nine months ended September 30, 2007 compared to $155.8 million for the nine months ended September 30, 2006. The decrease in net revenues during the nine months ended September 30, 2007 as compared to the same period in the prior year was primarily due to delayed implementations of signed new business during the first half of 2007, as well as the impact of net lost business.
Direct Costs of Revenues. Direct costs of revenues were $108.8 million, or 71.7% of net revenues, for the nine months ended September 30, 2007 compared to $114.8 million, or 73.7% of net revenues, for the nine months ended September 30, 2006. The improvement in direct costs of revenues as a percentage of net revenues during the nine months ended September 30, 2007 as compared to the prior year period was primarily due to greater utilization of our global production capabilities and lower MLS-related direct costs. Direct costs of revenues were negatively impacted during the first nine months of 2007 versus the comparable period in the prior year due to unfavorable currency exchange rates associated with production costs of our Indian facilities.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.7 million, or 12.3% of net revenues, for the nine months ended September 30, 2007 compared to $18.4 million, or 11.8% of net revenues, for the nine months ended September 30, 2006. The increase in selling, general and administrative expenses as compared to the prior year period was due largely to higher costs incurred during the nine months ended September 30, 2007 for technology and platform investments related to the new Spheris Clarity product and related speech recognition initiatives, as well as increases in rental expense as a result of the relocation of our Franklin, Tennessee headquarters. These increases were offset by the realization of current year cost savings.
Depreciation and Amortization. Depreciation and amortization was $18.2 million, or 12.0% of net revenues, for the nine months ended September 30, 2007 compared to $19.7 million, or 12.6% of net revenues, for the nine months ended September 30, 2006. The reduction in depreciation and amortization expense in 2007 as compared to the prior year period was primarily due to the full depreciation and amortization of certain tangible and intangible assets, which occurred during 2006.
Interest Expense. Interest expense was $16.1 million, or 10.6% of net revenues, for the nine months ended September 30, 2007 compared to $15.6 million, or 10.0% of net revenues, for the nine months ended September 30, 2006. The increase in interest expense was due to increased interest rates on the 2004 Senior Facility during the first half of 2007 as compared to the prior year period. Subsequent to the July 2007 refinancing of our senior credit facilities, interest expense has been reduced as a result of more favorable interest rates under the 2007 Senior Credit Facility.
Loss on Debt Refinancing. As a result of the July 2007 refinancing of our senior secured credit facilities, the Company recognized a $1.8 million loss on debt refinancing, which was comprised of the write-off of $0.5 million and $1.3 million of unamortized debt issuance costs and debt discounts, respectively, from the 2004 Senior Facility.
Income Taxes. We recognized a $4.6 million income tax benefit during the nine months ended September 30, 2007 compared to a $3.9 million income tax benefit for the nine months ended September 30, 2006. The change in the total effective tax rate was primarily due to changes in valuation allowances on the Company’s net operating loss assets resulting from the generation of taxable income.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and borrowings under our revolving credit facility. We had total unrestricted cash and cash equivalents and working capital of $6.4 million and $22.6 million, respectively, as of September 30, 2007 compared to total unrestricted cash and cash equivalents and working capital of $6.3 million and $20.4 million, respectively, as of December 31, 2006. The increase in working capital was primarily due to operating income improvements. We generated cash from operating activities of $10.6 million during the first nine months of 2007 as compared to $7.5 million during the same period in 2006. The increase in cash from operating activities during the first nine months of 2007 as compared to the same period in the prior year was largely attributable to operating income improvements. In July 2007, we utilized approximately $5.2 million of cash from operations to pay down $3.0 million of debt under the 2004 Senior Facility and pay $2.2 million of closing costs and fees in connection with the closing of the 2007 Senior Credit Facility.
We had $3.6 million, or 2.4% of net revenues, of capital expenditures during the first nine months of 2007 compared to $5.1 million, or 3.3% of net revenues, of capital expenditures for the same period in 2006. Our growth strategy will require continued capital expenditures during the remainder of 2007. We currently expect that our total capital expenditures for 2007 will be $6.0 million to $8.0 million. For the remainder of 2007, we anticipate additional capital spending for technology improvements and upgrades to support our systems and services, costs related to the relocation of certain corporate facilities to our Franklin, Tennessee headquarters and expansion of our global operations through the opening of our third site in India, which is scheduled for early 2008. We plan to finance our proposed capital expenditures with cash generated from operations, cash on hand and, if necessary, borrowings under our revolving credit facility.
In July 2007, we replaced our prior senior credit facility, the 2004 Senior Facility, with the 2007 Senior Credit Facility. The 2007 Senior Credit Facility consists of a term loan in the original principal amount of $70.0 million and a revolving credit facility in an aggregate principal amount not to exceed $25.0 million at any time outstanding. The revolving loans and the term loan bear interest at LIBOR plus an applicable margin or the administrative agent’s base rate plus an applicable margin, at the Company’s option. Under the revolving credit facility, the Company may borrow up to the lesser of $25.0 million or a loan limiter amount, as defined in the 2007 Senior Credit Facility, less amounts outstanding under letters of credit. As of September 30, 2007, the Company had $2.8 million in outstanding letters of credit. As a result, the Company’s total capacity for borrowings under the revolver portion of the 2007 Senior Credit Facility was $22.2 million as of September 30, 2007, with no amounts outstanding.
All unpaid principal amounts under the 2007 Senior Credit Facility are due at maturity on July 17, 2012. Additionally, the Company is required to perform annual excess cash flow calculations, as defined in the 2007 Senior Credit Facility, and to remit any applicable amounts to reduce the outstanding term loan balance. Interest payments under the 2007 Senior Credit Facility are due monthly or at other intervals not to exceed every three months, depending on the interest elections made by the Company.
Under the 2007 Senior Credit Facility, Operations is the borrower. The 2007 Senior Credit Facility is secured by substantially all of the Company’s assets and is guaranteed by Spheris, Spheris Holding II and all of Operations’ subsidiaries, except SIPL. The 2007 Senior Credit Facility agreement contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 2007 Senior Credit Facility agreement also contains customary events of default, the occurrence of which could allow the collateral agent to declare any outstanding amounts to be immediately due and payable. The financial covenants contained in the 2007 Senior Credit Facility agreement will become more restrictive over time. Future drawings under the 2007 Senior Credit Facility will be available only if, among other things, we are in compliance with the financial covenants and other conditions required under the 2007 Senior Credit Facility agreement. Our ability to meet those covenants and conditions will depend on our results of operations. We believe we were in compliance with the financial covenants in the 2007 Senior Credit Facility agreement as of September 30, 2007. Although we currently believe that we will be able to maintain continued compliance with our financial covenants, there can be no assurance that we will remain in compliance with the financial covenants for future periods or that, if we default under any of our covenants, we will be able to obtain waivers or amendments that will allow us to operate our business in accordance with our plans.
Our $125.0 million of 11% senior subordinated notes are due in 2012. The notes are general unsecured senior subordinated obligations of ours, are subordinated in right of payment to existing and future senior debt, are pari passu in right of payment with any future senior subordinated debt and are senior in right of payment to any future subordinated debt. Our domestic operating subsidiaries are guarantors of the notes. Interest is payable semi-annually on these notes, and all principal is due on maturity in 2012. The notes are effectively subordinated to all of our and our guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and lease obligations) of our subsidiaries that are not guarantors of the notes.
To fund a portion of the purchase price of Vianeta in March 2006, our current equity investors contributed $8.0 million in cash through an equity investment to our indirect parent, Spheris Holding III, Inc., which was contributed to Operations. We held $0.2 million in restricted cash as of September 30, 2007 as part of the Vianeta acquisition, including amounts being held until resolution of certain tax matters related to the acquisition. During July 2007, the Company reached an agreement to pay the former Vianeta shareholders $1.5 million as payment in full for all amounts due under the technology and sales contingencies portion of the consideration payable to Vianeta shareholders pursuant to the Vianeta Agreement and Plan of Merger. This amount was paid by the Company in August 2007.
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
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
FIN No. 48. In June 2006, the FASB issued FIN No. 48. FIN No. 48 provides guidance for financial statement recognition and disclosures related to uncertain tax positions. We adopted the provisions of FIN No. 48 effective January 1, 2007, including the additional disclosure requirements in the footnotes to our financial statements. The adoption of FIN No. 48 did not have a material impact on our results of operations during the three and nine months ended September 30, 2007.
SFAS No. 157. In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are in the process of determining the impact, if any, that the implementation of SFAS No. 157 will have on our condensed consolidated financial position and results of operations.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The variable interest rates under our senior secured credit facility expose us to market risk from changes in interest rates. We manage this risk by managing the time span of the interest periods elected under this facility. Assuming a 10.0% increase in interest rates available to us on our variable portion of debt, we would have incurred $0.2 million and $0.5 million of additional interest expense during the three and nine months ended September 30, 2007, respectively. Additionally, during October 2007, the Company entered into certain interest rate management agreements for purposes of reducing exposure to fluctuations in market interest rates under our senior secured credit facility.
We are exposed to market risk with respect to our cash and cash equivalent balances. As of September 30, 2007, we had unrestricted cash and cash equivalents of $6.4 million. The remaining cash of $0.8 million as of September 30, 2007 was restricted cash that is being held as security for certain letters of credit, as well as for resolution of certain tax matters related to the Vianeta acquisition. Assuming a 10.0% decrease in interest rates available on invested cash balances, interest income would have decreased by $6,000 and $31,000 during the three and nine months ended September 30, 2007, respectively.
We had approximately $2.0 million in cash accounts in India in U.S. dollar equivalents as of September 30, 2007, which is included in our consolidated, unrestricted cash balances. The Company monitors fluctuations in market exchange rates to evaluate the need for currency management strategies. As of September 30, 2007, the Company had certain forward foreign currency contracts in place to help mitigate the impact of foreign currency exchange rate fluctuations.
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
Changes in Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
On November 13, 2007, we entered into a First Supplemental Indenture among us, Vianeta and the Bank of New York whereby Vianeta agreed, jointly and severally with all guarantors of our Senior Subordinated Notes, to unconditionally guarantee our obligations under the Senior Subordinated Notes and to perform all obligations and agreements of a guarantor under the indenture governing such Senior Subordinated Notes. A copy of such First Supplemental Indenture is attached to this Quarterly Report as Exhibit 4.1.
Item 6. Exhibits
The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibits
4.1	First Supplemental Indenture, dated November 13, 2007, among Vianeta, the Company and the Bank of New York.

4.2
Financing Agreement, dated as of July 17, 2007, among Spheris Operations LLC, as Borrower, Spheris Holding II, Inc., Spheris Inc., certain subsidiaries of Borrower, Cratos Capital Management, LLC, as administrative agent, Ableco Finance LLC, as collateral agent, and the Lenders’ party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 23, 2007).

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
Date: November 14, 2007

SPHERIS INC.
By:	/s/ Steven E. Simpson
Steven E. Simpson
President and Chief Executive Officer

By:	/s/ Brian P. Callahan
Brian P. Callahan
Chief Financial Officer