Form 10-K
period 2007-12-31
Spheris Inc.
filed 2008-03-31
CIK 1355804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
COMMISSION FILE NUMBER: 333-132641
SPHERIS INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1805254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9009 Carothers Pkwy., Suite. C-3, Franklin, TN 37067
(Address of principal executive offices, including zip code)
(615) 261-1500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes      ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☑ Yes      ☐ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes      ☑ No
(Note: As a voluntary filer, not subject to the filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports).)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of March 27, 2008, 100%, or 10 shares, of Spheris Inc.’s common stock outstanding was owned by Spheris Holding II, Inc., its sole stockholder.

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
Unless this Report indicates otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “Company” or “Spheris” as used in this Report refer to Spheris Inc. and its subsidiaries as of December 31, 2007.

PART I
Item 1. Business
Organization and History
We are a Delaware corporation. On June 18, 2003, we acquired all of the outstanding stock of EDiX Corporation (“EDiX”). On November 5, 2004, a company owned by affiliates of Warburg Pincus LLC, TowerBrook Capital Partners, LLC (collectively the “Parent Investors”) and indirectly by certain members of our senior management team, acquired us (the “November 2004 Recapitalization”). On December 22, 2004, we acquired HealthScribe, Inc. and its subsidiaries (“HealthScribe”). On January 1, 2006, we merged EDiX and HealthScribe into Spheris Operations Inc., a wholly-owned subsidiary of ours. On March 31, 2006, we acquired Vianeta Communications (“Vianeta”). Effective July 1, 2006, Spheris Operations Inc. was converted from a Tennessee corporation to a single member Tennessee limited liability company, and renamed Spheris Operations LLC (“Operations”).
Company Overview
We are a leading global provider of clinical documentation technology and services to more than 500 health systems, hospitals and group medical practices throughout the United States, with significant scale in the highly fragmented clinical documentation marketplace. As of February 29, 2008, we employed approximately 5,500 skilled medical language specialists (“MLS”) in the U.S., Canada and India. More than 2,300 of these MLS work out of our three facilities in India, making us one of the largest global providers of clinical documentation technology and services in the industry. We provide quality, value-added clinical documentation technology and service solutions with flexible dictation options for our physician clients, flexible data review options for hospital administrators and well managed work flow and protocols through our proprietary MLS workstation software and integrated clinical documentation platforms.
Clinical documentation is the process of converting dictated patient information into a textual format for inclusion in the patient’s medical record and is an integral part of the health information management, or HIM, department for healthcare providers. Clinical documentation is used by many healthcare industry participants to further patient care, support medical reimbursements, facilitate legal and compliance standards, and can be leveraged for research purposes. We believe an increase in demand for clinical documentation technology and services will be driven by:
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
We utilize leading technologies to support our clinical documentation technology and services. Our systems have the capability to capture, store and manage voice dictation, digitize voice dictation and deliver electronically formatted records via print, facsimile, secure internet portal and direct interface with a customer’s HIM system. We also utilize encryption and security systems that assist our customers with their compliance with privacy and security standards, such as the Health Insurance Portability and Accountability Act (“HIPAA”), and the protection of the confidentiality of medical records.

Spheris Clinical Documentation Process Flow
Data Capture	Data Center	Documentation	Data Access
Physicians dictate data using leading hand-held or phone-based technology that is collected onto a voice server.	Physician dictated data and patient demographics are directly linked, via HL7-ready interface, to a data center where they are consolidated for access by MLS.	MLS access data through virtual private network or other secure means and convert voice data to text directly onto our platform.	The medical center can directly and securely access transcribed reports via fax, print-out, and/or secure internet portal.
Our operations are conducted through Operations and its subsidiaries — Spheris Leasing LLC, which has historically been used to facilitate the Company’s equipment procurement; Spheris Canada Inc., which was formed to facilitate our Canadian operations; Spheris, India Private Limited (“SIPL”), which was formed to conduct our Indian operations; and Vianeta, which was acquired in March 2006.
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
Services Provided
We provide clinical documentation technology and services to health systems, hospitals and group medical practices throughout the U.S. Our scale enables us to implement technology and services for large, technologically sophisticated healthcare providers, while tailoring our technology and services to meet the specific needs of each customer. Our integrated technology platforms enable us to quickly develop interfaces with our customers’ HIM systems. In addition, we provide flexible dictation options for physicians, flexible data review options for hospital administrators and well managed workflow and standard HL7-ready protocols for our MLS through our proprietary MLS workstation software and integrated clinical documentation platforms. Health Level Seven, or HL7, is the highest level of several American National Standards Institute accredited Standards Developing Organizations operating in the clinical and administrative domain within the healthcare arena. HL7 supports such functions as security checks, participant identification, availability checks, exchange mechanism negotiations and data exchange structuring.
Clinical documentation, the process of converting dictated patient information into a text format for inclusion in the medical record, is an integral part of the HIM department for healthcare providers. Our clinical documentation process begins with a physician or other healthcare provider dictating into a telephone, personal digital assistant or personal computer microphone. The dictated voice file is then combined with patient demographic data from the medical facility’s information system and sent to an MLS. The MLS securely accesses the data and converts the voice file into a text document, which is sent back to the physician for approval. Once the physician accepts the document, the physician generally assumes responsibility for the content of the transcribed record and the transcribed record is incorporated into the medical record. The medical record is then coded for billing and other purposes.
As of February 29, 2008, we employed approximately 5,500 skilled MLS in the U.S., Canada and India. More than 2,300 of these skilled MLS work out of our three facilities in India. The combination of our domestic and global operations provides us with the flexibility to balance demand for services across our entire MLS workforce. We have the flexibility to offer global services to those customers that wish to migrate to global services and to offer new customers a choice of domestic or global services, or a combination of both.
Domestic operations
We conduct our domestic operations through our corporate offices and major operations centers located in the Nashville, Tennessee metropolitan area and Sterling, Virginia.
We have a staff of recruiting professionals who recruit and hire professionally trained and experienced MLS to meet our staffing needs. To maintain a steady flow of applicants, we regularly advertise on the internet and in trade journals and industry publications. We have established programs in conjunction with some of the largest clinical documentation schools across the country to sponsor Spheris-customized clinical documentation curricula with a guarantee of employing all graduates who meet our hiring criteria.

We also have a staff of full-time educators responsible for the training of employees throughout our organization. We rely on online learning capabilities to make training sessions regularly available to MLS, their supervisors and other employees located throughout the country. These programs include career advancement programs designed to improve the skill level of our MLS to handle increasingly difficult clinical documentation work. Mentors and account supervisors are also accountable for the development of MLS on their teams and work in conjunction with the training department to implement our continuing education programs.
Upon joining Spheris, new MLS are required to undergo a series of clinical documentation skill assessments, followed by a one- to two-week training program. Our training programs encompass a broad range of topics, including those that are relevant to all of our employees, such as Company orientation and systems training, as well as topics specific to the MLS position, such as specific vocabulary relevant to the assigned customer group. In addition, all of our employees are trained to comply with regulatory requirements, such as patient confidentiality and other HIPAA requirements. These initial training programs are supplemented throughout an employee’s career by continuing education training sessions available to all employees via online learning platforms and web-based modules. These sessions range in duration from one hour to several days and cover a broad range of topics including word processing and office skills, company systems/applications and customer-specific training, medical vocabulary skills, productivity skills and tools, and HIPAA and corporate compliance.
In addition, we have implemented comprehensive quality assurance programs to help us maintain contractually required accuracy levels and meet our customers’ desired level of service. We also employ an experienced team of senior MLS that is specifically targeted to document the most complex assignments and meet the critical needs of customers.
Global operations
We conduct our global operations out of facilities in Bangalore, Coimbatore and Hyderabad, India.
Currently, we have more than 2,300 MLS working out of our facilities in Bangalore, Coimbatore and Hyderabad (which opened during the first quarter of 2008), India. These MLS enable us to utilize our skilled global labor force on a cost-effective basis and enhance our ability to respond to our customer needs 24 hours a day, seven days a week by providing a skilled labor pool of MLS for what traditionally have been difficult to staff, off hour and weekend shifts. We have refined our training and quality control procedures to implement best practices in our global operations and achieved ISO 9001:2000 certification for our Bangalore and Coimbatore facilities. To address potential security concerns, we have implemented rigorous security measures in our global operations. These security measures include: (i) the maintenance of contained facilities, accessible only through encoded access cards, (ii) the maintenance of encrypted, pass code protected Web access interface and (iii) workstations that prohibit printing, copying and saving. Additionally, we utilize certain pre-certified third party entities to supplement our global production capacity. These entities must execute a comprehensive services agreement which sets forth rigorous security and privacy standards to comply with regulatory requirements, such as patient confidentiality and other HIPAA requirements, and undergo a thorough review of security and quality protocols prior to obtaining certification to process our work.
We recruit MLS for our global facilities primarily from a large number of college graduates in India through a combination of community outreach job fairs, expositions, newspaper advertisements and word of mouth. New MLS must participate in an orientation program designed to improve their comprehension of the English language, hone basic clinical documentation skills, improve proficiency with medical terminology and gain comfort with our clinical documentation platforms. Following completion of this orientation program, the MLS joins one of the many work zones that are specifically designated for our new hires to improve productivity through the help of team leaders and proprietary typing aids. During this training period, all of an MLS’ work is proofed by an experienced MLS to ensure quality and impart best practices aimed at improving productivity. As MLS become more experienced and productive, they can earn greater compensation through productivity incentives or by being promoted through the ranks to senior MLS status, proofreader or team leader.
Our Customers
We currently have contracts to provide technology and services to more than 500 health systems, hospitals and group medical practices. Our customer base encompasses a broad spectrum of client types, including for-profit and not-for-profit medical facilities, rural, suburban and urban medical facilities, from individual facilities to large networks. We also have contracts with several hospital group purchasing organizations, which are buying consortiums composed of hospitals that are able to obtain volume-related discounts on medical supplies and services, including clinical documentation.
Consistent with industry practice, we generally charge for our services on a price per line or price per character basis, with the exception of clinical documentation performed for certain specialized work types such as radiology and pathology, which are typically priced on a per report basis. Pricing is generally determined based on estimated customer volume levels, taking into account the number of physicians and the complexity of a client’s workflow. We also factor client requirements for onsite hardware, data input devices and installation and service and support needs into the contracted price. Our customer contracts are typically three years in duration and usually include automatic renewal clauses, subject to the cancellation rights of each party to the contract. Customer contracts are normally structured with payment terms of 30 days with adjustments for failure to meet quality and turnaround time performance requirements. Many contracts include annual consumer price index-based or fixed rate-based increases.
We believe we have developed strong working relationships with our customers by tailoring our technology and services to meet the particular needs of each customer. No single customer accounted for more than 10% of revenues for the year ended December 31, 2007.
Sales and Marketing
We primarily target two types of potential customers: (i) those healthcare facilities currently performing clinical documentation in-house and (ii) healthcare facilities that have already outsourced their clinical documentation function, but are using a competitor.
Many of our target customers are large medical organizations currently utilizing in-house clinical documentation resources, as these entities are the most likely to realize a financial benefit from outsourcing. We believe customers converting in-house transcription to our services realize a direct cost advantage compared to in-house transcription in addition to the benefits achieved through improved cash flow management. Additionally, our “partnership” approach to clinical documentation emphasizes the process improvement benefits for the customer, including customer-tailored interfacing and workflow, higher quality and faster turnaround times that can be achieved by outsourcing the clinical documentation function. Outsourcing the clinical documentation function with our systems generally does not require a change in physician behavior, nor does it require a loss of employment for a facility’s in-house MLS, as we generally offer to hire the customer’s in-house MLS as our employees to continue to serve the customer’s account.
We also target hospitals and group medical practices that outsource their clinical documentation function to a competitor. Because these potential customers have already outsourced their clinical documentation function, they typically can be brought on-line quickly through the numerous application programming interfaces that we have developed with minimal disruption to the healthcare facility.
In addition to the face-to-face interaction of our sales force with potential customers, we utilize various marketing initiatives to build brand awareness among our current and potential customers. We advertise regularly through (i) HIM-focused print and electronic trade journals; (ii) attendance at and sponsorship of industry trade shows sponsored by national organizations such as the American Health Information Management Association, Healthcare Information Management Systems Society, Healthcare Financial Management Association, and the Medical Group Management Association; (iii) numerous state and regionally sponsored trade show events; and (iv) special events we sponsor. Trade shows, in particular, have historically been a valuable source of new business. In addition, we maintain a website at www.spheris.com, which provides general information regarding our products and services.
Technological Capabilities
Our services are dependent on technology and require expertise in both hardware and software development. We have made significant investments to develop and license technologies beyond current customer requirements in an effort to enhance our customer offerings, further improve the efficiencies of our MLS and increase our production capacities. These technology initiatives led to the successful launch of our Spheris Clarity® product in October 2006, which includes embedded speech recognition. As a result of our investments in technology, we have scalable clinical documentation platforms that allow us to deliver and analyze data, manage our MLS workforce and services, coordinate solutions with our clients and interface with our customers’ in-house systems without disrupting physician workflow. We believe our systems are capable of a service load significantly larger than our current service load. We actively monitor our system utilization and periodically perform load testing to ensure appropriate future infrastructure investment.
To support interoperability of data, our clinical documentation platforms enable us to quickly develop standard interfaces with our customers’ HIM systems leveraging HL7. The consolidated systems architecture provides significant operational efficiencies by enabling easier training of system specialists, customers, MLS and help desk operators.

Our management believes our integrated technology approach differentiates us from our competition and that our medical information systems and technological infrastructure serve as a competitive advantage, increasing the efficiency of our employees and fulfilling the needs of our customers.
Spheris Clinical Documentation Platforms
Spheris utilizes a Web-based remote MLS network to deliver greater speed, accuracy and cost efficiencies to the clinical documentation process. The Spheris Clarity platform includes the best attributes of Spheris’ prior proprietary systems, as well as certain enhancements based on customer feedback and technology advancements, that manage dictation, transcription, speech recognition technology, workflow, electronic approvals, document management and reporting. Spheris also supports legacy clinical documentation platforms for many of its existing customers, and we plan to migrate these customers to our next generation of technology on a mutually convenient conversion schedule. Features of our clinical documentation platforms include the following:
•	an ability to view, edit and electronically sign and print medical records from any computer with a Web browser;

•	secure private frame relay connections and virtual private network access;

•	password-protected transactions audit logged for compliance;

•	an ability to view a range of management and business intelligence reports;

•	system functionality provided for query, viewing, editing, printing, faxing, storage and uploading to the healthcare facility’s electronic medical records system;

•	an ability to integrate with the customer’s HIM and dictation systems to ensure smooth implementations and transitions, with uninterrupted workflow;

•	an ability to assume responsibility for the servers, networks, software, secure lines and other critical components behind the customers’ clinical documentation needs, including assuming the burden of purchasing, maintaining and upgrading technology; and

•	all voice and text files are secured at one of our enterprise level national data centers, which are supported by emergency power and backup systems.
Intellectual Property
We rely upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements, contractual provisions and technical measures to protect the intellectual property used in our business. We also acquired certain patent applications in our acquisition of Vianeta, one of which has matured into a patent, and are exploring the possibility of seeking protection on other potentially patentable inventions. We own Federal trademark registrations for the marks SPHERIS, HEALTHSCRIBE, PRACTICE ANYWHERE and CLARITY, Federal trademark applications for PRINCIPLE, FOLLOW THE SUN and TRUE SCORING, and a trademark registration for SPHERIS in India. We have ownership rights to numerous domain names, including “www.spheris.com” and other domain names that either are or may be relevant to conducting our business. Our inability to protect our trademarks, patents or domain names adequately could have a material adverse effect on our business and impair our ability to protect and maintain our brand.
We also rely on a variety of intellectual property rights that we license from third parties, including speech recognition technology and various other components of our clinical documentation platforms. Although we believe there are alternative technologies generally available to replace such licensed software, these third-party licenses may not continue to be available to us on commercially reasonable terms, or at all. Our loss or inability to maintain or obtain upgrades to any of these licenses, or inability to obtain alternative technologies, could harm us.
The steps we have taken to protect our proprietary rights may not be adequate, and we may not be able to secure patent protection or trademark or service mark registrations in the United States or in foreign countries. Third parties may infringe upon or misappropriate our patents, copyrights, trademarks, service marks and other intellectual property rights. It is possible that competitors or others will seek patent protection for technology related to our business and/or adopt product or service names similar to our trade names, which could impede our efforts to build brand identity and possibly lead to customer confusion. Litigation may be necessary to defend, enforce and protect our patents, trademarks, trade secrets, copyrights and other intellectual property and proprietary rights. Litigation would divert management resources and be expensive, and may not effectively protect our intellectual property.
Competition
The clinical documentation outsourcing industry is highly fragmented. We estimate that the top ten firms in the industry account for less than 10% of the total outsourcing market. There are currently two large national service providers, one of which is Spheris and the other of which is MedQuist (OTC: MEDQ.PK), several mid-sized service providers with annual revenues between $10.0 million and $50.0 million, and hundreds of smaller, independent businesses. Most of the outsourcing providers are U.S. based, but there are several companies, including us, that have a global presence. Most mid-sized and smaller industry participants, especially most global companies, compete primarily on price, because they lack the technology, service levels, scale and capability for technological integration necessary to target high-end customers on a consistent basis.
We also compete with in-house clinical documentation departments of hospitals and group medical practices. We believe that approximately 50% of clinical documentation services in our addressable market currently are performed in-house by healthcare facilities. To compete with in-house clinical documentation departments, we must be able to provide a cost-effective alternative to in-house clinical documentation by offering technology improvements, lower overall costs, faster turnaround times, higher quality, a scalable model and access to professional MLS.
In addition, as technology evolves, including the continued refinement of speech recognition technology, health information technology providers are attempting to provide technology and services that replace, or reduce the need for, clinical documentation. Furthermore, companies that provide technology and services complementary to clinical documentation, such as electronic medical records, coding and billing, may expand the technology and services they provide to include clinical documentation, and therefore, become competitors of ours.
Employees
As of February 29, 2008, we had approximately 6,100 employees, including approximately 5,500 MLS. None of our employees are represented by a labor union. We consider relations with our employees to be good.
Regulatory Matters
Virtually all aspects of the practice of medicine and the provision of healthcare technology and services are regulated by federal or state statutes and regulations, by rules and regulations of state medical boards and state and local boards of health, and by codes established by various medical associations. We have attempted to structure our operations to comply with these regulations. Although we are not currently subject to direct regulation as an outsourcing services provider, future government regulation of the practice of medicine and the provision of healthcare technology and services may require us to restructure our operations in order to comply with such regulations. Bills introduced during recent sessions of the U.S. Congress have sought to restrict the transmission of personally identifiable information regarding a U.S. resident to any foreign affiliate, subcontractor or unaffiliated third party without adequate privacy protections or without providing notice of the transmission and an opportunity to opt out. Some of the proposals would have required patient consent. The proposed laws would have imposed liability on healthcare businesses arising from the improper sharing or other misuse of personally identifiable information. Some proposals would have created a private civil cause of action that would have allowed an injured party to recover damages sustained as a result of a violation of the new law.
HIPAA also contains provisions regarding standardization of certain transactions, privacy, security and uniform identifiers in the healthcare industry. As a result of regulations that have been proposed and enacted under HIPAA, we have made and will continue to make investments to support customer operations in areas such as:
•	electronic transactions involving health information;

•	privacy of individually identifiable health information; and

•	security of individually identifiable health information and electronic signatures.
The HIPAA regulations governing the performance of certain transactions electronically established a standard format for the most common healthcare transactions, including claims, remittance, eligibility and claims status. Providers, plans and employers are also required to use standard identifiers. Regulations issued pursuant to HIPAA establish national privacy standards for the protection of individually identifiable health information. The HIPAA security regulations established security requirements for electronic individually identifiable health information. The regulations require covered healthcare providers to implement administrative safeguards, physical safeguards, technical security services and technical security mechanisms with respect to information that is electronically maintained or transmitted in order to protect the confidentiality, integrity and availability of individually identifiable health information. Regulations establishing standards for electronic signatures have been proposed but not finalized. A substantial part of our activities involves the receipt or delivery of confidential health information concerning patients of our customers in connection with the provision of clinical documentation services to participants in the healthcare industry. As a result, we are required by contracts with our customers to comply with certain aspects of the HIPAA privacy and security regulations. Our contractual obligations may restrict the manner in which we transmit, use and disclose certain information.
We have designated a HIPAA compliance officer and have implemented physical, technical and administrative safeguards related to the access, use and/or disclosure of individually identifiable health information to help ensure the privacy and security of this information consistent with the requirements of HIPAA. Although it is not possible to anticipate the total effect of these regulations, we have made and continue to make investments in systems to support customer operations that are regulated by HIPAA.
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
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our business, harm our ability to react to changes in the economy or our business and prevent us from fulfilling our obligations under our indebtedness, including our senior secured credit facility and the indenture relating to our senior subordinated notes.
As of December 31, 2007, our total indebtedness was $195.0 million, excluding unused letters of credit of $2.8 million under our revolving loan facility.
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
Our interest expense could increase if interest rates increase, because our debt under the credit agreement governing our senior secured credit facility, which includes a $70.0 million term loan facility and a revolving loan facility of $25.0 million, bears interest at floating rates, generally either at the adjusted LIBOR plus an applicable margin or a reference bank’s rate plus an applicable margin, at the Company’s option.

The terms of our senior secured credit facility and the indenture relating to our senior subordinated notes may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions that may be in our long-term best interests.
Our senior secured credit facility and the indenture relating to our senior subordinated notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. Our senior secured credit facility and the indenture relating to our senior subordinated notes include covenants restricting, among other things, our ability to:
•	incur, assume or permit to exist additional indebtedness or guarantees;

•	incur liens and engage in sale-leaseback transactions;

•	make loans and investments;

•	declare dividends, make payments on or redeem, repurchase or issue capital stock;

•	engage in mergers, acquisitions and other business combinations;

•	prepay, redeem, purchase or modify certain indebtedness;

•	amend or otherwise alter terms of our material indebtedness and other material agreements;

•	engage in transactions with affiliates;

•	alter the business that we conduct (and, in the case of our direct parent, Spheris Holding II, Inc. (“Spheris Holding II”), engage in any business activities other than those incidental to its ownership of us or incur any additional liabilities);

•	permit restrictions on the ability of our subsidiaries to pay dividends on their capital stock, make loans or advances or to repay indebtedness, or transfer property to us or our other subsidiaries; and

•	sell or otherwise dispose of assets, including capital stock of subsidiaries.
As of and for the period ending December 31, 2007, our senior secured credit facility required that we comply with certain financial covenants, including the following: a maximum leverage ratio test, a minimum fixed coverage ratio test, and a minimum EBITDA requirement for the most recent, consecutive twelve-month period. These financial covenants will become more restrictive over time. Our ability to meet those financial ratios and tests can be affected by events beyond our control and we cannot assure you that we will meet those tests.
A breach of any of these covenants or the inability to comply with the required financial covenants could result in a default under our senior secured credit facility or senior subordinated notes. If any such default occurs, the lenders under our senior secured credit facility and the holders of the senior subordinated notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under our senior secured credit facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under our senior secured credit facility, the lenders under those facilities will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the senior subordinated notes. If the debt under our senior secured credit facility or the senior subordinated notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.
We may not be able to fulfill our repurchase obligations in the event of a change of control which would result in a default under our senior secured credit facility and the indenture governing the senior subordinated notes.
Upon the occurrence of any change of control (as defined in the indenture for the senior subordinated notes), we will be required to make a change of control offer to repurchase the senior subordinated notes. Any change of control also would constitute a default under our senior secured credit facility. Therefore, upon the occurrence of such a change of control, the lenders under our senior secured credit facility would have the right to accelerate their loans, and we would be required to repay all of our outstanding obligations under our senior secured credit facility. Accordingly, prior to repurchasing the senior subordinated notes pursuant to a change of control offer, we would have to either repay all borrowings under our senior secured credit facility or obtain the consent of our senior secured credit facility lenders. If we are unable to repay all such borrowings or obtain such consent, we would be prohibited by the terms of our senior secured credit facility from repurchasing the senior subordinated notes and, therefore, could be in default of the terms of the indenture for the senior subordinated notes. Under certain circumstances, a sale of substantially all of our assets could constitute a change of control. Although there is a limited body of case law interpreting the phrase “substantially all,” there is no precise established definition of the phrase under applicable law. As a result, the ability of a holder of senior subordinated notes to require us to repurchase such notes as a result of a sale, lease, transfer, conveyance or other disposition of less than all of our assets and the assets of our subsidiaries taken as a whole to another person or group may be uncertain.
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
Risks Related to Our Business
We have a history of losses and accumulated deficit and expect to incur losses in the future.
We have a history of net losses. For the years ended December 31, 2007, 2006 and 2005, our net losses have been $11.4 million, $12.2 million and $10.2 million, respectively. As of December 31, 2007, we had an accumulated deficit of $35.0 million. We expect to continue incurring losses for the foreseeable future due to our direct operating costs, significant interest expense on our outstanding debt and non-cash depreciation and amortization charges, and those losses could be substantial. We will need to generate significantly higher revenue, or reduce costs, to achieve profitability, which we may be unable to do. Even if we do achieve profitability, we may not be able to sustain or increase our profitability in the future.
Our ability to grow and service our customers depends on our ability to effectively manage our global production capacity, including our ability to recruit, train and retain qualified MLS and maintain high standards of quality service in our operations, which we may not be able to do.
Our company’s success depends, in part, upon our ability to effectively manage our global production capacity, including our ability to attract and retain qualified MLS who can provide accurate clinical documentation. There is currently a shortage of qualified MLS in the U.S. and increased workflow has created industry-wide demand for quality MLS. As a result, competition for skilled MLS is intense. We have expanded our global MLS resources and incorporated technology (including speech recognition technology) and workflow enhancements into our clinical documentation platforms in an effort to increase productivity and address the pressures created by the shortage of domestic MLS. However, we cannot assure you that this strategy will be sufficient to alleviate any issues caused by the shortage. Because clinical documentation is a skilled position in which experience is valuable, we require that our MLS have substantial experience or receive substantial training before being hired. Competition may force us to increase the compensation and benefits paid to our MLS, which could reduce our operating margins and profitability. In addition, failure to recruit and retain qualified MLS may have an adverse effect on our ability to service our customers, manage our production capacity and maintain our high standards of quality service. An inability to hire and retain a sufficient number of MLS would have a negative impact on our ability to grow.
Our success will depend on our ability to adapt and integrate new technology into our clinical documentation platforms to improve our production capabilities and expand the breadth of our technology and service offerings, as well as our ability to address any potential unanticipated problems with our information technology systems, which we may not be able to do quickly, or at all.
Our ability to remain competitive in the clinical documentation industry is based, in part, on our ability to develop and utilize technology in the services that we provide to our customers to improve our production capabilities and expand the breadth of our technology and service offerings. Because our technology and services are an integral part of our customers operations, we also must quickly address any unanticipated problems with our information technology systems that could cause an interruption in service or a decrease in our responsiveness to customers. Furthermore, as our customers advance technologically, we must be able to effectively integrate our platforms with their systems and provide advanced data collection technology. We plan to further develop and integrate new technologies, such as speech recognition, into our current technology and service structure to give our clients high-quality and cost-effective technology and services and continually seek to improve our clinical documentation and related technology and service offerings. We also may need to further develop technologies to provide technology and services comparable to those of our competitors as they develop new technology. If we are unable to effectively develop and integrate new technologies, we may not be able to expand our technology and service offerings or compete effectively with our competitors. In addition, if the cost of developing and integrating new technologies is high, we may not realize the cost benefits we expect.

We compete with many others in the market for clinical documentation technology and services which may result in lower prices for our technology and services, reduced operating margins and an inability to increase our market share and expand our technology and service offerings.
We compete with other outsource clinical documentation technology and service companies in a very fragmented market that includes national, regional and local service providers, as well as service providers with global operations. These companies offer products and services that are similar to ours and compete with us for both customers and qualified MLS. We also compete with the in-house clinical documentation staffs of our customers. While we attempt to compete on the basis of fast, predictable turnaround times and consistently high accuracy and document quality, all offered at a reasonable price, there can be no assurance that we will be able to compete effectively against our competitors or timely implement new products and services. Many of our competitors attempt to differentiate themselves by offering lower priced alternatives to the premium clinical documentation technology and services offered by us. Increased competition and cost pressures affecting the healthcare markets in general may result in lower prices for our technology and services, reduced operating margins and the inability to increase our market share.
As technology evolves, including the continued refinement of speech recognition technology, health information technology providers are attempting to provide technology and services that replace, or reduce the need for, clinical documentation. Furthermore, companies that provide technology and services complementary to clinical documentation, such as electronic medical records, coding and billing, may expand the technology and services they provide to include clinical documentation. Current and potential competitors may have financial, technical and marketing resources that are greater than ours. As a result, competitors may be able to respond more quickly to evolving technological developments or changing customer needs or devote greater resources to the development, promotion or sale of their technology or services than we can. In addition, competition may increase due to consolidation of clinical documentation companies. As a result of such consolidation, there may be a greater number of providers of clinical documentation technology and services with sufficient scale and service mix to attract additional customers. Current and potential competitors may establish cooperative relationships with third parties to increase their ability to attract our current and potential customers.
Potential customers may be reluctant to outsource or change the providers of their clinical documentation technology and services as a result of the cost and potential for disruption in services since clinical documentation is a critical element of their operations.
The upfront cost involved in changing clinical documentation providers or in converting from an in-house clinical documentation department to an outsourced provider may be significant. Many customers may prefer to remain with their current provider or keep their clinical documentation in-house rather than incur these costs or experience a potential disruption in services as a result of changing technology and service providers. Also, as the maintenance of accurate medical records is a critical element of a healthcare provider’s ability to deliver quality care to its patients and to receive proper and timely reimbursement for the services it renders, potential customers may be reluctant to outsource such an important function.
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
We fund our Indian operations through transfers of U.S. dollars only as required pursuant to our services agreements with our Indian subsidiary. To the extent that we need to bring currency to the United States from our global operations, we may be adversely affected by foreign withholding taxes and currency control regulations. During 2007, fluctuations in the exchange rate for the U.S. dollar and Indian rupee adversely impacted our operating results by approximately $1.6 million. To the extent these foreign currency exchange rate fluctuations continue in the future, our future operating results may be adversely affected. Additionally, we are subject to transfer pricing tax laws and regulations. Our interpretation of these transfer pricing laws and regulations may from time-to-time be challenged by the Indian income tax authorities and could be subject to audit. In that regard, SIPL has received a notification of a tax assessment resulting from a transfer pricing tax audit by Indian income tax authorities amounting to $1.7 million including penalties and interest, which was subsequently adjusted to $1.4 million, for the fiscal tax period ended March 31, 2004 (the “2004 Assessment”). In January 2007, we filed a formal appeal with the India Commissioner of Income Tax. Prior to resolution of the Company’s appeals process, the Indian income tax authorities have required the Company to make advance payments toward the 2004 Assessment of approximately $1.1 million. In addition, the Company also has received notice from the Indian income tax authorities of a potential audit of transfer pricing amounts for the tax year ended March 31, 2005. In the event that additional amounts are assessed to the Company related to transfer pricing disputes for the tax year ended March 31, 2005, the Company currently intends to file appeals for any such assessments as well. We intend to vigorously pursue all avenues with the Indian taxing authorities, legal and administrative agencies, and if necessary the Indian courts to rescind the assessment. If the resolution of the transfer pricing assessments were to have a negative outcome, it could have a material impact on our consolidated financial statements and results of operations.
Our inability to attract, hire or retain necessary technical and managerial personnel could negatively impact our ability to develop and implement technology and services to our customers.
Our company is heavily dependent upon our ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled technical, development, implementation and production management personnel who assist in the development, implementation and production management of the clinical documentation technology and services that we provide to our customers. Due to the critical role of our system development, implementation and production management personnel, the inability to recruit successfully or the loss of a significant number of these personnel would negatively impact our ability to develop and implement technology and services to our customers. Our industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that we will be able to retain our current personnel, or that we will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future.
We may pursue future acquisitions which could require us to incur additional debt and assume contingent liabilities and expenses, and we may not be able to effectively integrate newly acquired operations.
A significant portion of our historical growth has occurred through acquisitions, and we may pursue acquisitions in the future. For example, we may pursue acquisitions of clinical documentation companies, companies providing technological support to the industry and companies that provide complementary products and services. Acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. We cannot guarantee that if we decide to pursue future acquisitions we will be able to identify attractive acquisition opportunities or successfully integrate any business or asset we acquire into our existing business. Future acquisitions may involve high costs and would likely result in the incurrence of debt and contingent liabilities and an increase in interest expense and amortization expenses or periodic impairment charges related to goodwill and other intangible assets, as well as significant charges relating to integration costs.
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
Our success depends, in part, upon our proprietary technology and our ability to license and renew third-party intellectual property. We regard some of the software underlying our technology and services, including our clinical documentation platforms and interfaces, as proprietary, and we rely primarily on a combination of intellectual property laws, confidentiality agreements, contractual provisions and technical measures to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our intellectual property or to obtain and use information that we regard as proprietary. There can be no assurance that our proprietary information will not be independently developed by competitors. There can be no assurance that the intellectual property we own or license will provide competitive advantages or will not be challenged or circumvented by our competitors.
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
The healthcare industry, including our company, is required to comply with extensive and complex laws and regulations at the federal and state levels. Although many regulatory and governmental requirements do not directly apply to our operations, our customer hospitals and other healthcare providers must comply with a variety of requirements, including regulations and laws protecting the confidentiality and security of individually identifiable health information. In particular, the regulations implementing HIPAA require healthcare providers, including our customers, to have confidentiality agreements in place with clinical documentation companies, whereby we are required to protect the confidentiality and security of individually identifiable health information we create or receive. To the extent that the laws of the states in which we or our customers operate are more restrictive than HIPAA, we must also comply with those laws. To comply with our contractual obligations, we may have to reorganize processes and invest in new technologies. We also are required to train personnel regarding HIPAA requirements. If we, or any of our MLS, are unable to maintain the privacy and security of the medical data that is entrusted to us, our customers could be subject to civil and criminal fines and sanctions and we could be found to have breached our contracts with our customers. Further, we could be subject to state laws that require the reporting of certain improper disclosures and security breaches to individual patients. In addition, there historically has been scrutiny in the industry of billing practices relating to the counting of transcription lines, and such scrutiny could extend to our contracts and practices.
As noted above, we may expand our product offering to include complementary technology and services. Certain complementary technology and services may subject us to additional federal and state laws and regulations. For instance, in the event we expand our products and services to include health claim coding services, extensive federal and state requirements apply to the submission and creation of healthcare claims and the healthcare billing process. If we fail to comply with these requirements, we and our customers could be subject to significant civil and criminal penalties related to the submission of false claims. We could also be found to have breached our customer contracts. In addition, if we perform coding services, we could be deemed to be a healthcare clearinghouse and, thereby, directly subject to HIPAA regulations governing the electronic performance of certain transactions, the privacy of individually identifiable health information, and the security of electronic individually identifiable health information. Failure to comply with these regulations could result in significant civil and criminal penalties.
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
Warburg Pincus controls us, and its interests may conflict with the interests of our security holders.
Affiliates and designees of Warburg Pincus beneficially own a majority of our outstanding capital stock. Subject to the provisions of a Stockholders’ Agreement among the stockholders of our indirect parent, Spheris Holding III, Inc. (“Spheris Holding III”), which, in certain instances, grants TowerBrook Capital Partners LLC (“TowerBrook”) the right to designate two members of our board of directors, Warburg Pincus will be able to cause the election of all of the members of our board of directors, the appointment of new management and the approval of any action requiring the approval of our stockholders, including amendment of our certificate of incorporation and mergers or sales of substantially all of our assets. The directors elected by Warburg Pincus and, in certain instances, TowerBrook will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. Furthermore, without the approval of the board of directors, which approval must include the affirmative vote of at least one director designated by Warburg Pincus, Spheris Holding III will not, and will not permit any subsidiary to, sell, lease or dispose of assets in excess of $5.0 million outside of the ordinary course of business, incur indebtedness for borrowed money in excess of $2.0 million in any fiscal year, make capital expenditures in any fiscal year in excess of an amount equal to 110% of the capital expenditures described in the operating plan of Spheris Holding III, as approved by the board of directors of Spheris Holding III, for such fiscal year, engage in any material business or activity other than that described in the operating plan, materially change its accounting methods or policies or change its auditors, increase the compensation of its senior executives other than as described in the operating plan, approve the operating plan or take, agree to take or resolve to take any actions in furtherance of any of the foregoing. Our interests and the interests of our affiliates, including Warburg Pincus and TowerBrook, could conflict with the interests of our security holders.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We are headquartered in Franklin, Tennessee with major operations in Sterling, Virginia; Bangalore, India; Coimbatore, India and Hyderabad, India. We do not own any real property. We currently lease 70,209 square feet of office space in Franklin, Tennessee, which houses our corporate headquarters and our Tennessee data center. This lease is scheduled to expire in October 2016. We also lease 4,680 square feet of office space in Nashville, Tennessee for storing, shipping and redeployment of computers. This lease is scheduled to expire in April 2008. Following the expiration of the Nashville, Tennessee lease, we intend to relocate the hardware fulfillment operations to our corporate headquarters facility. We also lease 23,407 square feet of office space in Sterling, Virginia, which houses a data center. This lease is scheduled to expire in December 2013. We lease 54,500 square feet of space in Bangalore, India, 38,987 square feet of space in Coimbatore, India, and 25,875 square feet of space in Hyderabad, India, where our global clinical documentation facilities are located. These leases are scheduled to expire in April 2008, April 2015 and May 2016, respectively. We are currently negotiating an extension of the lease term on our Bangalore, India facility, which we believe will be on acceptable terms.
Item 3. Legal Proceedings
Although from time to time we are subject to various legal proceedings in the ordinary course of conducting our business, we are not currently a party to any material pending legal proceeding nor, to our knowledge, is any material legal proceeding currently threatened against us, although no assurance can be given with respect to the ultimate outcome of any such proceedings.
On November 6, 2007, we were sued for patent infringement by Anthurium Solutions, Inc. in the U.S. District Court for the Eastern District of Texas, alleging that we have infringed and continue to infringe United States Patent No. 7,031,998 through our Clarity technology platform. The complaint also alleges claims against MedQuist Inc. and Arrendale Associates, Inc., and seeks injunctive relief and unspecified damages, including enhanced damages and attorneys’ fees. We timely filed our answer and a counterclaim seeking a declaratory judgment of non-infringement and invalidity. No scheduling order has been issued, and no pretrial dates have been set. Although we currently believe these claims are without merit, our investigation of the claims is ongoing while we await preliminary infringement contentions from the plaintiff. The litigation is in the early stages and we plan to vigorously defend against the claim of infringement and pursue all available defenses.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of March 27, 2008, 100% of our capital stock outstanding was owned by Spheris Holding II, our sole stockholder. No established public trading market currently exists for our capital stock. During the years ended December 31, 2007 and 2006, we did not pay any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend, instead, to retain any future earnings for reinvestment in our business or other corporate purposes. Any future determination as to the payment of dividends will be made at the discretion of our board of directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as the board of directors deems relevant.
Our ability to pay dividends is also restricted by our senior secured credit facility and the indenture governing our senior subordinated notes.
Item 6. Selected Financial Data
The selected statements of operations data for the three-year period ended December 31, 2007 and the balance sheet data as of December 31, 2007 and 2006 are derived from our audited financial statements, which are included in Item 8. “Financial Statements and Supplementary Data” of this Report. The selected statement of operations data for the years ended December 31, 2004 and 2003 are derived from our audited financial statements, which are not included in this Report. The financial results of acquired companies have been included in the selected financial data as of the date of acquisition. You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this Report.
To assist in the comparability of our financial results and facilitate an understanding of our results of operations for the five-year period ended December 31, 2007, the following overview and analysis combines our results of operations for January 1, 2004 through November 5, 2004 with our results of operations for November 6, 2004 through December 31, 2004 to discuss results for the year ended December 31, 2004 and compare such combined results with our results of operations for the year ended December 31, 2005. All periods prior to the November 2004 Recapitalization are sometimes referred to as the Predecessor throughout this document.
				Combined		Predecessor
					November	January 1,
					6, 2004	2004
	Year Ended	Year Ended	Year Ended	Year Ended	through	through	Year Ended
	December	December	December	December	December	November 5,	December 31,
	31, 2007	31, 2006	31, 2005	31, 2004	31, 2004	2004	31, 2003
	(Amounts in Millions)
Statement of Operations:
Net revenues	$200.4	$207.1	$209.0	$152.7	$23.9	$128.8	$90.0
Direct costs of revenues (exclusive of depreciation and amortization below)	144.1	152.1	154.3	113.8	18.0	95.8	66.7

Gross profit	56.3	55.0	54.7	38.9	5.9	33.0	23.3
Selling, general and administrative expenses	24.7	24.4	23.6	18.8	2.7	16.1	13.4
Depreciation and amortization	24.3	26.6	26.6	14.2	3.4	10.8	9.0

Operating income (loss)	7.3	4.1	4.5	5.8	(0.2)	6.1	0.9
Loss on refinance of debt	1.8	—	—	4.6	0.3	4.3	—
Interest expense, net	21.2	21.1	20.3	4.6	1.5	3.1	2.6
Other (income) loss	1.6	(0.4)	(0.4)	—	—	—	—

Net loss before income taxes	(17.3)	(16.6)	(15.4)	(3.3)	(2.0)	(1.3)	(1.7)
Income taxes	(5.9)	(4.5)	(5.1)	(0.3)	(0.8)	0.5	—

Net loss	$(11.4)	$(12.2)	$(10.2)	$(3.0)	$(1.3)	$(1.8)	$(1.7)

Balance Sheet Data (end of period):
Unrestricted cash and cash equivalents	$7.2	$6.3	$7.3	$6.1			$5.9
Total assets	300.1	315.7	320.3	342.1			78.7
Total debt and capital lease obligations	195.0	198.6	199.6	201.5			49.8
Total stockholders’ equity	76.7	86.6	90.7	100.6			16.7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes thereto included elsewhere in this Report. The following discussion also provides an overview of our business and recent transactions, together with a summary of our critical accounting policies and estimates. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Item 1A. “Risk Factors” and elsewhere in this Report.
OVERVIEW
We are a leading global provider of clinical documentation technology and services to more than 500 health systems, hospitals and group medical practices throughout the United States, with significant scale in the highly fragmented clinical documentation marketplace. As of February 29, 2008, we employed approximately 5,500 skilled MLS in the U.S., Canada and India. More than 2,300 of these MLS work out of our three facilities in India, making us one of the largest global providers of clinical documentation technology and services in the industry. We provide a quality, value-added clinical documentation technology and services solution with flexible dictation options for our physician clients, flexible data review options for hospital administrators and well managed work flow and protocols through our proprietary MLS workstation software and integrated clinical documentation platforms.
Clinical documentation is the process of converting dictated patient information into a text format for inclusion in the medical record and is an integral part of the medical records department for healthcare providers. We believe an increase in demand for clinical documentation technology and services will be driven by:
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
We utilize leading technologies to support our clinical documentation technology and services. Our systems have the capability to capture, store and manage voice dictation, digitize voice dictation and deliver electronically formatted records via print, facsimile, e-mail, Internet and direct interface with a customer’s information system. We also utilize encryption and security systems that assist our customers with their compliance with privacy and security standards, such as HIPAA and the protection of the confidentiality of medical records.
Our operations are conducted through Operations and its subsidiaries — Spheris Leasing LLC, which has historically been used to facilitate our equipment procurement; Spheris Canada Inc., which was formed to facilitate our Canadian operations; SIPL, which was formed to conduct our Indian operations; and Vianeta, which was acquired in March 2006.
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
Revenue Recognition
We use revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 and our customer contracts contain multiple elements of services as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). In accordance with the provisions of EITF No. 00-21 and related guidance for the individual elements, the Company records service revenues as the services are performed and defers one-time fees and recognizes the revenue over the life of the applicable contracts. Software licensing revenues are recognized upon culmination of the earnings process, as defined under the provisions of the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”. Clinical documentation services are provided at a contractual rate, and revenue is recognized when the provision of services is complete, including the satisfaction of the following criteria: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. We monitor actual performance against contract standards and provides for credits against billings as reductions to revenues.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of an allowance for doubtful accounts based upon factors surrounding the credit risk of a specific customer, historical trends and other information. Account receivables are written off against the allowance for doubtful accounts when accounts are deemed to be uncollectible on a specific identification basis. The determination of the amount of the allowance for doubtful accounts is subject to judgment and estimation by management. Increases or decreases to the allowance may be made if circumstances or economic conditions change.
Goodwill, Intangibles and Other Long-Lived Assets
We account for goodwill, intangibles and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). With respect to goodwill, we measure for impairment using cash flow and market based models to determine the estimated fair value of our reporting unit. Our models contain significant assumptions and accounting estimates about discount rates, future operating results and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future. We perform our goodwill impairment test annually and whenever events or changes in facts or circumstances indicate that impairment may exist.
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
Income Taxes
We account for income taxes utilizing the asset and liability method prescribed by the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date. The Company periodically assesses the likelihood that net deferred tax assets will be recovered in future periods. To the extent the Company believes that deferred tax assets may not be fully realizable, a valuation allowance is recorded to reduce such assets to the carrying amounts that are more likely than not to be realized. We account for income taxes associated with SIPL, our Indian subsidiary, in accordance with Indian tax guidelines and are eligible for certain tax holiday programs pursuant to Indian law.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN No. 48”).  FIN No. 48 requires significant judgments regarding the recognition and measurement of uncertain tax positions. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Stock-Based Compensation
Subsequent to the November 2004 Recapitalization, Spheris Holding III has issued, at various times, restricted stock and stock option grants to our employees and non-employee directors. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, these restricted stock and stock option grants have been reflected as compensation under general and administrative expenses in the accompanying consolidated statements of operations, due to benefits received by us. These restricted stock and stock option grants were valued at fair market value on the date of grant using third-party valuations and typically vest over a three or four-year period from the award date. Accordingly, compensation expense is currently being recognized ratably over the applicable vesting periods.
Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. Under SFAS No. 123(R), we are required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The fair value of all share-based payments received by our employees, non-employee directors and other designated persons providing substantial services to us is based on the fair value assigned to equity instruments issued by our indirect parent, Spheris Holding III. Compensation expense is currently being recognized ratably over the applicable vesting periods.
Self-Insurance
We are significantly self-insured for employee health and workers’ compensation insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for these insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us, as well as the use of third-party valuations of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments or by the effectiveness of our strategies.
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
Direct Costs of Revenues. Direct costs of revenues consist primarily of salaries of, and employee benefits for, MLS and the functions that support our clinical documentation technology and services, including: (i) MLS managers and personnel involved with helpdesk services, (ii) new customer implementation, (iii) MLS recruiting, (iv) training, (v) account services, (vi) telecommunications support and (vii) other applications support. Other direct costs include telecommunication costs and other production-related operating expenses, including: (i) MLS recruitment advertising, (ii) maintenance and support for hardware and software, (iii) travel for support personnel, (iv) bad debt expense, (v) professional fees, (vi) shipping and (vii)

supplies. Additionally, direct costs of revenues include the costs of the development of software products. Direct costs of revenues do not include depreciation and amortization, which are discussed below.
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
Executive Summary
Our long-term strategy is to be the clinical documentation industry leader by providing technology and services to healthcare providers supported by a global workforce network. The clinical documentation industry, as a whole, continues to be challenged by on-going issues related to a shortage of qualified MLS in the U.S. market, as well as challenges of adapting and integrating new technology into clinical documentation service offerings to improve production capabilities and expand the breadth of products and services offered. The increased demand for electronic health records, shorter turnaround times and on-going pricing pressures related to our products and services and the healthcare markets in general are placing additional pressure on the clinical documentation industry. We believe the global and technology investments we have made since 2004 to increase our production capabilities and the efficiencies of our MLS workforce have placed us in an improved position to address these challenges.
During 2007, we continued to focus our efforts on improving our production capabilities through better utilization of our global workforce, which helped improve both service levels and operating margins. In furtherance of these initiatives, we expanded our global operations through the opening of our third India site in Hyderabad, India during the first quarter of 2008. We also continued to make investments in our technologies to further develop and enhance our product and service offerings, including the integration of speech recognition technology into our clinical documentation platforms. While these technology investments increased general and administrative expenses during 2007, these technology initiatives are anticipated to drive continued operating margin improvements in the future as our new and improved products and services are implemented throughout our customer base. Additionally, we believe our ability to sign new business was negatively impacted during 2007 because our next generation of products and services are in various stages of development.
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
The Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
Net Revenues. Net revenues were $200.4 million for the year ended December 31, 2007 as compared to $207.1 million for the year ended December 31, 2006. The decline in net revenues during 2007 as compared to 2006 was primarily caused by delayed implementations during the first half of 2007 of signed new business, industry pricing pressures affecting both our existing and new customer relationships, and less signed new business driven, in part, by the timing of the Company’s new technology development initiatives.
Direct Costs of Revenues. Direct costs of revenues were $144.1 million, or 71.9% of net revenues, for the year ended December 31, 2007 as compared to $152.1 million, or 73.4% of net revenues, for the year ended December 31, 2006. The improvement in direct costs of revenues as a percentage of net revenues during 2007 was primarily due to operational cost savings from increased utilization of our global production capabilities, lower MLS-related direct costs and other operating expense reductions. The improvement in direct costs of revenues was partially offset by the impact of unfavorable foreign currency exchange rates associated with production costs of our Indian operations.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $24.7 million, or 12.3% of net revenues, for the year ended December 31, 2007 as compared to $24.4 million, or 11.8% of net revenues, for the year ended December 31, 2006. The increase in selling, general and administrative expenses during 2007 as compared to the prior year was largely due to technology and clinical documentation platform investments related to the new Spheris Clarity products, increased rental expense associated with the relocation of our Franklin, Tennessee corporate headquarters and increased compensation expense. These increases were largely offset by our realization of certain overhead-related cost savings initiatives during 2007.
Depreciation and Amortization. Depreciation and amortization was $24.3 million, or 12.1% of net revenues, for the year ended December 31, 2007 as compared to $26.6 million, or 12.8% of net revenues, for the year ended December 31, 2006. The reduction in depreciation and amortization expense in 2007 as compared to the prior year was primarily due to the full depreciation and amortization of certain tangible and intangible assets, which occurred during 2006.
Loss on Refinance of Debt. As a result of the July 2007 refinancing of our senior secured credit facility, the Company recognized a $1.8 million loss on debt refinancing, which was comprised of the write-off of $0.5 million and $1.3 million of unamortized debt issuance costs and debt discounts, respectively, from the 2004 Senior Facility.
Interest Expense. Interest expense was $21.2 million, or 10.6% of net revenues, for the year ended December 31, 2007 as compared to $21.1 million, or 10.2% of net revenues, for the year ended December 31, 2006. The increase in interest expense was due to increased interest rates on the 2004 Senior Facility during the first half of 2007 as compared to the prior year period. Subsequent to the July 2007 refinancing of our senior secured credit facility, interest expense has declined as a result of more favorable interest margins under the 2007 Senior Credit Facility.
Income Taxes. We recognized a $5.9 million income tax benefit during the year ended December 31, 2007 as compared to a $4.5 million income tax benefit for the year ended December 31, 2006. The change in the total effective tax rate was primarily due to changes in valuation allowances on the Company’s net operating loss assets resulting from the generation of taxable income.
The Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Net Revenues. Net revenues were $207.1 million for the year ended December 31, 2006 as compared to $209.0 million for the year ended December 31, 2005. The decrease in net revenues during the year ended December 31, 2006 as compared to the prior year was primarily due to a $2.2 million impact during 2006 from customer contracts we terminated in 2005, as the contracts did not contribute an acceptable operating margin to our financial performance.
Direct Costs of Revenues. Direct costs of revenues were $152.1 million, or 73.4% of net revenues, for the year ended December 31, 2006 as compared to $154.3 million, or 73.8% of net revenues, for the year ended December 31, 2005. The decrease in direct costs of revenues during 2006 as compared to the prior year was primarily due to a $1.8 million reduction in MLS compensation costs related to customer contracts we terminated during 2005. Additionally, we realized an incremental $0.4 million of integration savings related to the HealthScribe acquisition during 2006, as compared to the prior year period. The decrease in direct costs of revenues during 2006, as compared to 2005, was partially offset by a $0.7 million write-off and amortization of technology acquired as part of the Vianeta acquisition.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $24.4 million, or 11.8% of net revenues, for the year ended December 31, 2006 as compared to $23.6 million, or 11.3% of net revenues, for the year ended December 31, 2005. The increase in selling, general and administrative expenses during 2006 as compared to the prior year was due largely to costs of $2.3 million resulting from technology and clinical documentation platform investments related primarily to the implementation of the new Spheris Clarity platform and related speech recognition initiatives. Selling, general and administrative costs during 2006 also included $0.5 million of severance and other compensation-related costs incurred during the second quarter of 2006. In 2006, we also incurred $0.3 million in costs associated with our Franklin, Tennessee corporate headquarters office relocation and Sterling, Virginia office sublease. The increases in selling, general and administrative expenses during 2006 were partially offset by $1.0 million from incremental integration savings related to the HealthScribe acquisition as compared to the prior year.
Depreciation and Amortization. Depreciation and amortization was $26.6 million, or 12.8% of net revenues, for the year ended December 31, 2006 as compared to $26.6 million, or 12.7% of net revenues, for the year ended December 31, 2005. Amortization expense for the year ended December 31, 2006 included $0.6 million related to the impairment of one of our legacy clinical documentation platforms, which was decommissioned during 2007. In accordance with SFAS No. 144, we used future cash flows expected to be generated from this legacy platform’s remaining customers in order to determine the impairment amount.
Interest Expense. Interest expense was $21.1 million, or 10.2% of net revenues, for the year ended December 31, 2006 as compared to $20.3 million, or 9.7% of net revenues, for the year ended December 31, 2005. Interest expense increased during 2006 as compared to 2005 due to increased interest rates under the 2004 Senior Facility.

Income Taxes. We recognized a $4.5 million income tax benefit during the year ended December 31, 2006 as compared to a $5.1 million income tax benefit for the year ended December 31, 2005. The change in our total effective tax rate was due to changes in the expected utilization of state net operating loss carryforwards, the expiration of certain tax holidays at our facilities located in India, and an increase in our valuation allowance related to our federal net operating loss carryforwards.
LIQUIDITY AND CAPITAL RESOUCES
Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and borrowings under our revolving credit facility. We had total unrestricted cash and cash equivalents and net working capital of $7.2 million and $22.2 million, respectively, as of December 31, 2007 as compared to total unrestricted cash and cash equivalents and net working capital of $6.3 million and $20.4 million, respectively, as of December 31, 2006. The increase in net working capital was primarily due to operating income improvements.
We generated cash from operating activities of $13.6 million during the year ended December 31, 2007 as compared to generating cash from operating activities of $7.8 million during the same period in 2006. The increase in cash from operating activities during 2007 as compared to 2006 was largely attributable to operating income improvements. In July 2007, we utilized approximately $5.2 million of cash from operations to pay down $3.0 million of debt under the 2004 Senior Facility and pay $2.2 million of closing costs and fees in connection with the closing of the 2007 Senior Credit Facility.
We had $6.9 million, or 3.4% of net revenues, of capital expenditures during 2007 as compared to $7.2 million, or 3.5% of net revenues, of capital expenditures for the same period in 2006. The net decrease in capital expenditures for 2007 as compared to 2006 primarily reflects the timing of certain leasehold improvement projects. Capital expenditures included $0.2 million and $0.8 million for 2007 and 2006, respectively, related to the relocation of our Franklin, Tennessee corporate headquarters. Capital expenditures for 2007 also included $0.5 million related to the expansion of our global operations through the opening of our third site in India, which opened in the first quarter of 2008. Our growth strategy will require continued capital expenditures in 2008. We currently expect that our capital expenditures will be $8.0 million to $10.0 million in 2008. During 2008, we anticipate incurring additional capital expenditures for technology improvements and upgrades to support our systems and services, the opening of the third Indian site and the relocation of certain corporate functions to our Franklin, Tennessee corporate headquarters. We plan to finance our proposed capital expenditures with cash generated from operations, cash on hand and, if necessary, borrowings under our revolving credit facility.
In July 2007, we replaced our prior senior secured credit facility, the 2004 Senior Facility, with the 2007 Senior Credit Facility. The 2007 Senior Credit Facility consists of a term loan in the original principal amount of $70.0 million and a revolving credit facility in an aggregate principal amount not to exceed $25.0 million at any time outstanding. The revolving loans and the term loan bear interest at LIBOR plus an applicable margin or a reference bank’s rate plus an applicable margin, at our option. Under the revolving credit facility, we may borrow up to the lesser of $25.0 million or a loan limiter amount, as defined in the 2007 Senior Credit Facility, less amounts outstanding under letters of credit. As of December 31, 2007, we had $2.8 million in outstanding letters of credit. As a result, our total capacity for borrowings under the revolver portion of the 2007 Senior Credit Facility was $22.2 million as of December 31, 2007, with no amounts outstanding.
All unpaid principal amounts under the 2007 Senior Credit Facility are due at maturity on July 17, 2012. Additionally, we are required to perform annual excess cash flow calculations, as defined in the 2007 Senior Credit Facility, and to remit any applicable amounts to reduce the outstanding term loan balance. Based on the annual excess cash flow calculation for the year ended December 31, 2007, we were not required by the terms of the 2007 Senior Credit Facility to pay any amounts to reduce the outstanding term loan balance. Interest payments under the 2007 Senior Credit Facility are due monthly or at other intervals not to exceed every three months, depending on the interest elections made by us. At December 31, 2007, $0.2 million of accrued interest was outstanding under the 2007 Senior Credit Facility and is included in other current liabilities in the accompanying consolidated balance sheet.
Under the 2007 Senior Credit Facility, Operations is the borrower. The 2007 Senior Credit Facility is secured by substantially all of the Company’s assets and is guaranteed by Spheris, Spheris Holding II and all of Operations’ subsidiaries, except SIPL. The 2007 Senior Credit Facility agreement contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 2007 Senior Credit Facility agreement also contains customary events of default, the occurrence of which could allow the collateral agent to declare any outstanding amounts to be immediately due and payable. The financial covenants contained in the 2007 Senior Credit Facility agreement will become more restrictive over time. Future drawings under the 2007 Senior Credit Facility will be available only if, among other things, we are in compliance with the financial covenants and other conditions required under the 2007 Senior Credit Facility agreement. Our ability to meet those covenants and conditions will depend on our results of operations. We believe we were in compliance with the financial covenants in the 2007 Senior Credit Facility agreement as of December 31, 2007. Although we currently believe that we will be able to maintain continued compliance with our financial covenants, there can be no assurance that we will remain in compliance with the financial covenants for future periods or that, if we default under any of our covenants, we will be able to obtain waivers or amendments that will allow us to operate our business in accordance with our plans.
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
We completed the sale and issuance of our senior subordinated notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). During 2006, we filed a registration statement with the SEC to exchange the senior subordinated notes for a new issuance of identical debt securities that are registered under the Securities Act. The exchange offer was completed during June 2006.
To fund a portion of the purchase price of Vianeta in March 2006, our current equity investors contributed $8.0 million in cash through an equity investment to Spheris Holding III, which was contributed to Operations. We held $0.2 million in restricted cash as of December 31, 2007 as part of the Vianeta acquisition, including amounts being held until resolution of certain tax matters related to the acquisition. During 2007, the Company paid the former Vianeta shareholders $1.5 million as payment in full for all amounts due under the technology and sales contingencies portion of the consideration payable to Vianeta shareholders pursuant to the Vianeta Agreement and Plan of Merger.
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
CONTRACTUAL OBLIGATIONS
A summary of future anticipated payments for commitments and other contractual obligations are outlined below:

	Payments due by period
	(Amounts in Thousands)
	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$—	$195,000	$—	$195,000
Capital lease obligations	36	—	—	—	—	—	36
Operating leases	2,755	2,661	2,719	2,542	2,635	9,312	22,624
Purchase obligations	2,806	2,170	1,900	—	—	—	6,876

Total	$5,597	$4,831	$4,619	$2,542	$197,635	$9,312	$224,536

The obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness or our capital lease obligations. We also have operating lease commitments, which include, among others, the following locations: Franklin, Tennessee, Nashville, Tennessee, Sterling, Virginia, Bangalore, India, Coimbatore, India and Hyderabad, India. Purchase obligations represent contractual commitments with certain telecommunication vendors that include minimum purchase obligations.
OFF-BALANCE SHEET ARRANGEMENTS
None.

RECENT ACCOUNTING PRONOUNCEMENTS
SFAS No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). With the issuance of FSP FAS 157-2, the FASB delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 as it applies to certain nonfinancial assets and nonfinancial liabilities. The deferral is intended to provide the FASB additional time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities. Effective January 1, 2008, we adopted SFAS No. 157, except as it applies to nonfinancial assets and liabilities as addressed in FSP FAS 157-2. We do not expect the partial adoption of SFAS No. 157 to have a material impact on our results of operations or financial position.
SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No.115” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the company does not report earnings) at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 became effective for us as of January 1, 2008. We do not anticipate that the adoption of SFAS No. 159 will have a material impact on our results of operations or financial position.
SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the current purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting, as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS No. 141 (R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. While we have not yet fully evaluated the impact, if any, that the implementation of SFAS No. 141(R) will have on our results of operations or financial position, we have determined that we will be required to expense costs related to any future acquisitions beginning January 1, 2009.
SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that earnings or losses attributed to non-controlling interests be reported as part of consolidated earnings rather than as a separate component of income or expense. SFAS No. 160 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 31, 2008. Earlier adoption is prohibited. As all of our subsidiaries are wholly-owned, we do not anticipate that the adoption of SFAS No. 160 will have a material impact on our results of operations or financial position.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The variable interest rates under our senior secured credit facility expose us to market risk from changes in interest rates. We manage this risk by managing the time span of the interest periods elected under this facility. In addition, we entered into certain interest rate management agreements to reduce our exposure to fluctuations in interest rates under our senior secured credit facility. Assuming a 10% increase in interest rates available to us on our variable portion of debt, we would have incurred $0.7 million in additional interest expense during the year ended December 31, 2007.
We are exposed to market risk with respect to our cash and cash equivalent balances. As of December 31, 2007, we had unrestricted cash and cash equivalents of $7.2 million. The remaining cash of $0.3 million as of December 31, 2007 is restricted cash that is currently available for distribution to former HealthScribe and Vianeta shareholders, and certain amounts being held until resolution of certain tax matters related to the Vianeta acquisition. Assuming a 10% decrease in interest rates available on invested cash balances, interest income would have decreased by $37,000 during the year ended

December 31, 2007. We had $2.2 million in cash accounts in India in U.S. dollar equivalents as of December 31, 2007, which was included in consolidated, unrestricted cash balances. We manage the risk of changes in exchange rates through forward foreign currency contracts.
The above market risk discussion and the estimated amounts presented are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.
Item 8. Financial Statements and Supplementary Data
See our Financial Statements included herein and listed in Item 15. “Exhibits and Financial Statement Schedules” of this Report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A(T). Controls and Procedures
Disclosure Controls. An evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, our senior management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Report our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with SEC disclosure obligations.
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.
Changes in Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The following sets forth certain information concerning our directors and named executive officers (as defined below):

Name	Age	Position
Simpson, Steven E.	48	President and Chief Executive Officer; Director
Callahan, Brian P.	46	Chief Financial Officer
James, Anthony D.	41	Chief Operating Officer
Stevens, Gregory T.	43	Chief Administrative Officer, General Counsel and Secretary
Whorton, J. Alan	49	Senior Vice President, Sales and Marketing
Ackerman, Joel	42	Director (Independent), Compensation Committee member
Bilzin, Jonathan	35	Director (Independent), Audit and Compensation Committee member
Hensley, Robert Z.	50	Director (Independent), Audit Committee Chair and Compensation Committee member
Kane, John A.	55	Director (Independent), Audit and Nominating and Corporate Governance Committee member
King, Michael J.	69	Director (Independent as of January 2008), Nominating and Corporate Governance Committee Chair
Moszkowski, Neal	42	Director (Independent), Nominating and Corporate Governance Committee member
Smith, Wayne T.	62	Director (Independent), Compensation Committee Chair and Audit Committee member
Tsai, Tenno	33	Director (Independent), Audit and Nominating and Corporate Governance Committee member
     Steven E. Simpson has served as our President and Chief Executive Officer since, and was elected to the Board of Directors in, August 2002. Prior to joining Spheris, Mr. Simpson served as an officer of WebMD Corporation, a provider of healthcare transaction, information and technology services, or WebMD; ENVOY Corporation, a provider of electronic transaction processing services for the healthcare industry, or ENVOY; Johnson & Johnson, a manufacturer and seller of products related to human health and wellbeing; and HCA Inc., an owner and operator of hospitals and related healthcare facilities. Mr. Simpson also serves on the board of directors of VantageMed Corporation, a provider of healthcare information systems and services. Mr. Simpson holds a B.A. degree in Health and Physical Education and Secondary Education from Mercer University.
     Brian P. Callahan has served as our Chief Financial Officer since May 2006. Prior to joining Spheris, Mr. Callahan served as Chief Executive Officer of Murray Inc., a manufacturer of lawn and garden equipment, from June 2005 to April 2006, and prior to such time as Executive Vice President and Chief Financial Officer since 2003. Murray Inc. filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Middle District of Tennessee, captioned In re Murray, Inc., Case No. 04-13611, on November 8, 2004. Prior to joining Murray Inc., Mr. Callahan held executive-level finance positions with Miller Industries Inc./RoadOne, a manufacturer of towing and recovery equipment; Georgia Pacific Corporation, a manufacturer of tissue, packaging, paper, building products and related chemicals; and The Procter & Gamble Company, a company that provides various products to customers world-wide. Mr. Callahan received a bachelor of science degree in honors accounting from Ohio State University and a master of business administration with a concentration in finance from the Wharton School of Business.

     Anthony D. James has served as our Chief Operating Officer since December 2005. Prior to that, Mr. James served as our Chief Financial Officer from 2001 to December 2005 and Corporate Controller from 1999 until he became our Chief Financial Officer. Prior to joining Spheris, Mr. James worked in a variety of financial roles over a seven year tenure with Mariner Post-Acute Network, a long-term healthcare company. Mr. James is a certified public accountant and holds a bachelor of arts degree in accounting from the University of Northern Iowa.
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
     Jonathan Bilzin joined the Spheris Board of Directors in November 2004. Mr. Bilzin is a Senior Managing Director of TowerBrook Capital Partners L.P. Since August 1999 and prior to the formation of TowerBrook, Mr. Bilzin was a partner at Soros Private Equity Partners, a division of Soros Fund Management LLC. He currently serves on the board of directors of several privately held companies. Mr. Bilzin received a B.B.A. from the University of Michigan and a master of business administration from the Graduate School of Business of Stanford University. Mr. Bilzin was appointed to the Board of Directors as a representative of TowerBrook.
     Robert Z. Hensley joined the Spheris Board of Directors in August 2006. Mr. Hensley currently serves as a founder and an owner of a private publishing company and founder and principal owner of two real estate and rental property development companies located in Destin, Florida. From 2002 to 2003, Mr. Hensley was an audit partner at Ernst & Young LLP in Nashville, Tennessee. Prior to joining Ernst & Young, he served as an audit partner at Arthur Andersen, LLP in Nashville, Tennessee from 1990 to 2002 and also as the managing partner of that office from 1997 to 2002. Mr. Hensley serves on several other boards, including Advocat, Inc., a provider of long-term services to nursing home patients; HealthSpring, Inc., a leader in providing world-class managed health care; and Comsys IT Partners, Inc., a leading provider of information technology staffing services. Mr. Hensley received a bachelor of science and master of accountancy, both from the University of Tennessee.
     John A. Kane joined the Spheris Board of Directors in November 2006. Mr. Kane currently serves as a business consultant for various organizations. Mr. Kane was formerly Senior Vice President – Finance, Chief Financial Officer and Treasurer of IDX Systems Corporation, a leading provider of software, services and technologies for healthcare provider organizations, from 1984 until the acquisition of IDX by GE Healthcare in January 2006. Prior to joining IDX, Mr. Kane was employed as an audit manager at Ernst & Young, LLP, in Boston, Massachusetts. Mr. Kane serves as a director of Merchants Bank, a Burlington, Vermont-based bank, and athenahealth, Inc., a provider of internet-based services for physician practices. Mr. Kane holds a bachelor of science and master of accountancy from Brigham Young University.
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

     Neal Moszkowski joined the Spheris Board of Directors in November 2004. Mr. Moszkowski is Co-CEO of TowerBrook Capital Partners L.P. Since August 1998 and prior to the formation of TowerBrook, Mr. Moszkowski was Co-Head of Soros Private Equity Partners LLC, a division of Soros Fund Management LLC. He currently serves as a director of Bluefly, Inc., an online discount apparel retailer; JetBlue Airways Corporation, a passenger airline; WellCare Health Plans, Inc., a managed care services provider; and Integra Life Sciences Holding Corporation, a fully integrated medical device company; as well as several privately held companies. Mr. Moszkowski received his undergraduate degree from Amherst College and a master of business administration from the Graduate School of Business of Stanford University. Mr. Moszkowski was appointed to the Board of Directors as a representative of TowerBrook.
     Wayne T. Smith joined the Spheris Board of Directors in August 2001. Mr. Smith has been the Chairman of the Board, President and CEO of Community Health Systems, Inc., an owner and operator of full-service, acute care hospitals in non-urban communities, since January 1997. Mr. Smith currently serves as a director of Citadel Broadcasting Corporation, a radio broadcasting company, and Praxair, Inc., the largest industrial gases company in North and South America. He also was the 2003 Chairman of the Federation of America’s Hospitals. Mr. Smith holds both a bachelor of science and master of science from Auburn University and a master of science in health care administration from Trinity University. He also studied at the King’s Fund College of Hospital Administration in London, England and spent four years as a Captain in the U.S. Army Medical Service.
     Tenno Tsai joined the Spheris Board of Directors in February 2008. Mr. Tsai is a principal for the healthcare services portfolio of Warburg Pincus & Co., where he has been employed since 2002. Mr. Tsai also currently serves as a director of two privately held companies – Genoa Healthcare Group and Universal Health Care Group. Prior to joining Warburg Pincus, Mr. Tsai worked at AEA Investors, Inc. and McKinsey & Company. Mr. Tsai holds a bachelor of arts in chemistry, economics and Asian studies from Williams College and a masters of business administration from Harvard Business School. Mr. Tsai was appointed to the Board of Directors as a representative of Warburg Pincus to replace David J. Wenstrup, who rotated off the Board of Directors in February 2008.
Audit Committee Financial Expert
Our Board of Directors has determined that Robert Z. Hensley qualifies as an “Audit Committee Financial Expert” as defined in Item 407(d)(5)(ii) of Regulation S-K and that Mr. Hensley is “independent” as that term is used in Rule 10A-3(b)(1)(i) and (ii) of the Exchange Act.
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
Compensation Committee Matters
The Compensation Committee of our Board of Directors is composed solely of “non-employee directors” as defined in Rule 16b-3 of the rules promulgated under the Exchange Act, “outside directors” for purposes of regulations promulgated pursuant to Section 162(m) of the Internal Revenue Code (“IRC”), and “independent directors” as defined in Section 303A of the New York Stock Exchange (“NYSE”) corporate governance listing standards in each case as determined by the Board of Directors. The Nominating and Corporate Governance Committee of our Board of Directors recommends Compensation Committee membership based on such knowledge, experience and skills that it deems appropriate in order to adequately perform the responsibilities of the Compensation Committee. Wayne T. Smith, Joel Ackerman, Jonathan Bilzin and Robert Z. Hensley have each served as members of the Compensation Committee since the beginning of the Company’s 2007 fiscal year, with Mr. Smith serving as the Compensation Committee’s chair.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview of Compensation Process. The Compensation Committee is responsible for setting the compensation of our executive officers, overseeing the Board’s evaluation of the performance of our executive officers and administering the Company’s equity-based incentive plans, 401(k) plan and deferred compensation plan, among other things. The Compensation Committee undertakes these responsibilities pursuant to a written charter adopted by the Compensation Committee and the Board of Directors, which is reviewed at least annually by the Compensation Committee. No material revisions to this charter were made since the beginning of the Company’s last fiscal year. The charter may be viewed in full on our website, www.spheris.com under the “Corporate Governance” tab on the Investor Relations page.
The Compensation Committee annually reviews executive compensation and our compensation policies to ensure that the Chief Executive Officer, or CEO, and the other executive officers are rewarded appropriately for their contributions to the Company and that the overall compensation strategy supports the objectives and values of our organization, as well as stockholder interests. The Compensation Committee conducts this review and compensation determination through a comprehensive process involving a series of meetings typically occurring in the first quarter of each year. During the third quarter of 2007, the Compensation Committee engaged a compensation consultant, Mercer (US) Inc., to review our existing executive compensation programs and provide recommendations in establishing our compensation programs for 2008.
In setting the executive compensation programs for 2007, the CEO, along with the Company’s Human Resources department, reviewed data from Watson Wyatt Data Services Survey Report on Top Management Compensation for comparably sized companies in similar or comparable industries to formulate recommendations to the Compensation Committee for the base salaries of each of the Company’s other executive officers. In addition, the Compensation Committee solicited the views and recommendations of our CEO when setting the base salaries of each of our other executive officers, given his insight into internal pay equity and positioning issues, as well as executive performance. The Compensation Committee considered these recommendations in the final compensation decisions and gave them significant weight, provided such recommendations were otherwise consistent with the Compensation Committee’s compensation philosophies. The Compensation Committee, however, made all final decisions regarding Named Executive Officer (as defined below) compensation and did not delegate this authority to any officer.
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
It is the Compensation Committee’s goal to have a substantial portion of each executive officer’s compensation contingent upon the Company’s performance, as well as upon his or her individual performance. The Compensation Committee’s compensation philosophy for an executive officer emphasizes an overall analysis of the executive’s performance for the year, projected role and responsibilities, required impact on execution of Company strategy, external pay practices, total cash and total direct compensation positioning, and other factors the Compensation Committee deems appropriate. The Compensation Committee’s philosophy also considers employee retention, vulnerability to recruitment by other companies and the difficulty and costs associated with replacing executive talent. Based on these objectives, compensation programs for similarly situated companies and the philosophies of the Compensation Committee, the Compensation Committee has determined that the Company should provide its executive officers compensation packages composed of three primary elements: (i) base salary, which reflects individual performance and is designed primarily to be competitive with salary levels at comparably sized companies; (ii) annual variable performance awards payable in cash and based on the financial performance of the Company and the individual performance of the executive, in accordance with the goals established by the Compensation Committee; and (iii) long-term stock-based incentive awards which strengthen the mutuality of interests between executive officers and our stockholders.
Compensation Programs for 2007. For 2007, the Compensation Committee reviewed our existing compensation strategies and plans and reviewed data from Watson Wyatt Data Services Survey Report on Top Management Compensation. Consistent with the Compensation Committee’s compensation philosophies described above, the focus was on total compensation for executive officers with an emphasis on base salary, performance-based cash incentives and long-term equity compensation. In determining total compensation for 2007, the Compensation Committee relied on the data from the compensation survey taken together with its subjective assessment of the performance, responsibilities, expectations and experience of each executive officer, with the assistance of the CEO as described above.
The specific analysis regarding the components of total executive compensation for 2007, including the Compensation Committee’s philosophy on how certain elements of total direct compensation should compare to similarly situated companies, are described in detail below. The primary components of the 2007 program were cash compensation, consisting of a mix of base salary and incentive cash bonuses, and equity incentives, consisting of restricted stock and nonqualified stock options with time-based vesting.
Base Salary. We seek to provide base salaries for our executive officers that provide a secure level of fixed cash compensation in accordance with their experience, professional status and job responsibilities. Each year the Compensation Committee reviews and approves a revised annual salary plan for our executive officers, taking into account several factors, including prior year salary, responsibilities, tenure, performance, salaries paid by comparable companies for comparable positions, the Company’s overall pay scale and the Company’s recent financial performance. Based partly on recommendations presented to the Compensation Committee by the CEO and the Company’s Human Resources department formulated after their review of data from Watson Wyatt Data Services Survey Report on Top Management Compensation and the CEO’s insight into internal pay equity and positioning issues and partly on other facts and circumstances, the Compensation Committee determined to maintain executive base salaries for 2007 at substantially the same level as 2006. Taking all of these factors into account, the Compensation Committee approved base salaries for our Named Executive Officers in the following amounts:

		2007 Base	2006 Base	Increase
Name	Title	Salary	Salary	(%)
Steven E. Simpson	President and Chief Executive Officer	$336,700	$336,700	0.00%
Brian P. Callahan	Chief Financial Officer	$215,000	$215,000	0.00%
Anthony D. James	Chief Operating Officer	$220,000	$220,000	0.00%
Gregory T. Stevens	Chief Administrative Officer, General Counsel and Secretary	$197,600	$197,600	0.00%
J. Alan Whorton	Senior Vice President, Sales and Marketing	$175,000	$175,000	0.00%
Performance-Based Cash Incentive Awards. In addition to base salary, performance-based cash incentives provide our executive officers with the potential for significantly enhanced cash compensation based on the extent to which performance targets set in advance by the Compensation Committee are met. For 2007, the CEO, along with the Company’s Human Resources department, also reviewed the terms of the executive’s employment agreement (if applicable) and the data included in the Watson Wyatt Data Services Survey Report on Top Management Compensation, and recommended to the Compensation Committee cash incentive targets at approximately the midpoints of the external market for comparably sized companies. The Compensation Committee believes these bonuses reward executives for achieving the Company’s shorter term goals and values. For the 2007 executive cash incentive program, the target incentive opportunity set by the Compensation Committee was equal to 100% of base salary for the CEO, 50% of base salary for Messrs. Callahan, James and Stevens and 45% of base salary for Mr. Whorton.
Eighty percent of the executive’s (other than Mr. Whorton) incentive opportunity in 2007 was based on the achievement of target EBITDA, or earnings before interest, taxes, depreciation and amortization, objectives by the Company. The program was structured to provide incremental increases in this portion of the incentive (as a percentage of target incentive opportunity) starting from no incentive for reaching only up to 94.3% of the EBITDA target to a maximum incentive of 140% of target incentive opportunity for reaching over 106.7% of the EBITDA target. For the 2007 incentive plan year, the Company exceeded its target EBITDA threshold, resulting in 75% of the target being earned for the Company EBITDA component of the executive cash incentive program. Based on exceeding the EBITDA threshold, the CEO recommended and the Compensation Committee awarded additional cash incentive awards to Messrs. Callahan, James and Stevens in recognition of their individual contributions to the Company’s EBITDA performance, resulting in 94% of the target being earned by these individuals for the Company EBITDA component of the executive cash incentive program. The other component of the cash incentive opportunity for Messrs. Callahan, James and Stevens was based on the individual’s performance and comprised 20% of the incentive opportunity. If the executive’s performance did not meet expectations, he would not be entitled to any payout for the individual component of the incentive opportunity; if he met expectations, he would be entitled to 75% to 100% of the target incentive; and if he exceeded expectations, he would be entitled to 100% to 125% of the target incentive. Based on the decision of the Compensation Committee that each of Messrs. Callahan, James and Stevens exceeded expectations for their individual performance objectives, the following bonuses were awarded under the individual performance portion of the 2007 executive cash incentive program: Brian P. Callahan — $26,875; Anthony D. James — $27,500; and Gregory T. Stevens - $24,700. As a result, the total aggregate cash bonuses paid to these Named Executive Officers for 2007 were as follows: Brian P. Callahan ($107,500, equal to 50% of his base salary); Anthony D. James ($110,000, equal to 50% of his base salary); and Gregory T. Stevens ($98,800, equal to 50% of his base salary). The Senior Vice President, Sales and Marketing, J. Alan Whorton, had the opportunity to earn a percentage of his base salary for achievement of 90% or more of the Company’s 2007 new customer revenue goal set by the Compensation Committee. Actual awards could range from zero to 100% of his salary. Because the Company’s new customer revenue goal was not met in 2007, no bonus was earned by Mr. Whorton under this program. The CEO, however, recommended and the Compensation Committee approved a cash incentive award of $20,000 to Mr. Whorton for outstanding efforts in improving the sales department infrastructure.
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
Equity incentive awards are generally granted to our executive officers upon hiring and thereafter on a periodic basis as deemed appropriate. The Compensation Committee typically approves these periodic awards at its first quarter Compensation Committee meeting after considering the actual performance of the Company for the prior year as compared to performance targets established by the Compensation Committee. The Compensation Committee may also approve additional equity incentive awards in certain special circumstances, such as upon an executive officer’s initial employment with the Company, the promotion of an executive officer to a new position or in recognition of special contributions made by an executive officer. Equity awards to our executive officers historically have been in the form of restricted common stock or nonqualified stock options under the Spheris Holding III, Inc. Stock Incentive Plan (the “Stock Incentive Plan”).
During 2007, 250,000 restricted shares of common stock of the Company’s indirect parent, Spheris Holding III, were granted to Mr. Callahan, pursuant to the Stock Incentive Plan. The Compensation Committee determined not to grant any additional equity incentive awards to our other Named Executive Officers in 2007 due to the amount of stock already held by such Named Executive Officers. Due to Mr. Callahan’s shorter tenure with the Company, his equity ownership in the Company was not as extensive as the other Named Executive Officers. Accordingly, the Compensation Committee determined that, given his responsibilities with the Company, the grant to him in 2007 would bring his ownership more in line with his peers at similarly situated companies and the other Named Executive Officers. Restricted stock awards are subject to the terms of the Stock Incentive Plan and the individual award agreements. The shares of restricted stock granted to Mr. Callahan during 2007 are subject to vesting in 1/4th increments over four years beginning on the first anniversary date of the grant. Notwithstanding the foregoing, the shares of restricted stock to Mr. Callahan will become fully vested upon the occurrence of death, disability or a change in control of the Company (each such condition as defined in the Stock Incentive Plan). The dollar value of the 2007 grant of restricted stock to Mr. Callahan was determined to be $130,000 based on the fair market value of Spheris Holding III common stock (as determined by a third party valuation) on the date of the grant. In connection with Mr. Callahan’s restricted stock grant, the Compensation Committee approved the payment to Mr. Callahan of $46,751 to assist Mr. Callahan in satisfying his federal income tax withholding requirements.
Compensation of President and Chief Executive Officer. Our President and CEO, Steven E. Simpson, is compensated pursuant to and participates in the same executive compensation program applicable to our other executive officers (other than our Senior Vice President, Sales and Marketing), as described above. As mentioned above, Mr. Simpson is eligible to receive up to 100% of his base salary as cash incentive compensation. Based on the fact that the Company exceeded its target EBITDA threshold for 2007 and the decision of the Compensation Committee that Mr. Simpson met or exceeded expectations for his individual performance objectives, Mr. Simpson was awarded a cash bonus of $303,030 (or 90% of his base salary) under the 2007 executive cash incentive program. For 2007, Mr. Simpson’s total compensation (inclusive of salary, bonus, Company contributions under our 401(k) Plan and deferred compensation plan and equity awards) was $669,372. Mr. Simpson’s total compensation for 2007 included a base salary of $336,700, a cash incentive bonus of

$303,030, 401(k) Plan contributions of $2,182 and deferred compensation plan contributions of $2,318. During 2007, Mr. Simpson’s total compensation also includes $25,142 of value recognized by the Company during 2007 from vesting of stock awards.
Compensation Programs for 2008. Based on the Compensation Committee’s most recent annual review of our executive compensation and the recommendations provided to the Compensation Committee by its compensation consultant, Mercer (US) Inc., the base salaries and cash and equity incentive awards for the Named Executive Officers and any other person expected to be a Named Executive Officer for 2008 are set forth in Exhibit 10.14 “Executive and Director Compensation” of this Report. As discussed above, the Compensation Committee engaged Mercer (US) Inc. during the third quarter of 2007 to review the Company’s executive compensation programs and provide recommendations which the Compensation Committee has implemented, consistent with the compensation philosophy and programs outlined above, in setting the Company’s compensation programs for 2008.
Retirement Plans. All employees of the Company are eligible to participate in the Company’s qualified 401(k) plan, and can contribute up to 75% of their base salary (subject to IRC limitations). The 401(k) plan allows the Company to make a discretionary match and, in exercising such discretion, the Company reviews previous years’ matches, employee expectations and the Company’s annual budget. Historically, the Company has matched up to 50% of the first four percent (4%) of eligible employee contributions to our qualified 401(k) plan. The matching contributions are made in cash and vest over a three-year period. The Company also has a nonqualified deferred compensation plan covering our executive officers and certain other highly compensated employees. Under the terms of the deferred compensation plan, participants are allowed to defer up to 50% of their annual base salary and 100% of their cash incentive bonus each plan year. The Company is required to make matching contributions under the deferred compensation plan to the extent matches to an individual’s account were not permitted under the 401(k) plan due to statutory limitations under the IRC. In addition, the Company may make discretionary contributions under the deferred compensation plan. Participants are 100% vested in amounts they elect to defer under the deferred compensation plan and earnings on those amounts, while matching contributions and earnings on those amounts historically have vested over a three year period. Participants generally may elect to receive benefits accrued under the deferred compensation plan at any time after the end of the third year following the deferral or upon termination of employment, subject to certain restrictions (e.g., certain key employees, including the Named Executive Officers, may be subject to a six month waiting period). Steven E. Simpson, Brian P. Callahan, Anthony D. James, Gregory T. Stevens, and J. Alan Whorton each participated in the 401(k) plan and Messers. Simpson, James and Stevens each participated in the deferred compensation plan. During 2007, the Company matched contributions in the amounts of $2,182, $4,500, $2,197, $4,500 and $2,223, respectively, under the 401(k) Plan, for Steven E. Simpson, Brian P. Callahan, Anthony D. James, Gregory T. Stevens and J. Alan Whorton. The Company also matched contributions in the amounts of $2,318 and $374, respectively, during 2007 under the deferred compensation plan for Steven E. Simpson and Anthony D. James.
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
Change in Control Benefits. Apart from the right to receive severance payments under the circumstances discussed above, Steven E. Simpson, given his responsibilities with the Company, also has the right to receive certain payments and enhanced benefits in the event his employment with the Company is terminated, whether by resignation or otherwise, in connection with a “change of control” of the Company. If (i) a Change in Control (as defined in Mr. Simpson’s employment agreement) occurs prior to the date Mr. Simpson’s employment is terminated or (ii) Mr. Simpson’s termination occurs in anticipation of a Change in Control, all equity incentives held by Mr. Simpson shall immediately vest and become exercisable.
Mr. Simpson is also entitled to carry forward any unused vacation or paid time off during a calendar year, or have such amounts paid off following the end of the applicable year, as determined by the Board of Directors. All such amounts shall be paid in full to Mr. Simpson upon termination, unless he is terminated for “cause”.
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
Compensation Committee Report
With respect to the fiscal year ended December 31, 2007, the Compensation Committee hereby reports as follows:
The Compensation Committee of the Board of Directors of Spheris has reviewed and discussed with management the information contained in the Compensation Discussion and Analysis section of this Report, and recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.
COMPENSATION COMMITTEE
Wayne T. Smith, Chairman
Joel Ackerman
Jonathan Bilzin
Robert Z. Hensley

Summary Compensation Table
The following table sets forth certain summary information for the years ended December 31, 2007 and 2006, with respect to the compensation awarded to, earned by, or paid to our Chief Executive Officer, our Chief Financial Officer and each of the three other most highly compensated executive officers of Spheris whose total annual compensation, exclusive of changes in pension value and nonqualified deferred compensation earnings, exceeded $100,000. We sometimes refer to these executive officers in this Report as the “Named Executive Officers.”

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	Total ($)
(a)	(b)	(c)	(d)(1)	(e)(2)	(f)(2)	(g)	(h)	(i)(3)	(j)
Steven E. Simpson,	2007	$336,700	$303,030	$25,142	—	—	—	$4,500	$669,372
President and Chief Executive Officer	2006	334,450	101,296	21,209	—	—	—	4,200	461,155

Brian P. Callahan,	2007	$215,000	$154,251	$15,881	$73,518	—	—	$4,500	$463,150
Chief Financial Officer	2006	136,442	29,373	—	49,012	—	—	—	214,827

Anthony D. James,	2007	$220,000	$110,000	$10,393	—	—	—	$2,571	$342,964
Chief Operating Officer	2006	220,000	50,169	8,729	—	—	—	4,192	283,090

Gregory T. Stevens,	2007	$197,600	$98,800	$9,659	—	—	—	$4,500	$310,559
Chief Administrative Officer, General Counsel and Secretary	2006	196,139	46,469	7,997	—	—	—	4,169	254,774

J. Alan Whorton,	2007	$175,000	$20,000	$799	$9,353	—	—	$2,223	$207,375
Senior Vice President, Sales and Marketing	2006	171,688	41,018	630	4,396	—	—	2,081	219,813

(1)	Includes amounts executives earned in 2007 and 2006, respectively, under the executive cash incentive programs, as well as amounts paid to all employees, including the Named Executive Officers, receiving stock grants to assist such employees in satisfying their federal income tax withholding requirements. Amounts earned under the 2007 and 2006 executive cash incentive programs, respectively, were as follows: Steven E. Simpson ($303,030; $75,758); Brian P. Callahan ($107,500; $29,373); Anthony D. James ($110,000; $37,400); Gregory T. Stevens ($98,800; $33,700); and J. Alan Whorton ($20,000; $39,375). Payments for tax withholdings in connection with the restricted stock grant in fiscal 2007 were as follows: Brian P. Callahan ($46,751). Payments for tax withholdings in connection with restricted stock grants in fiscal 2006 were as follows: Steven E. Simpson ($25,538); Anthony D. James ($12,769); Gregory T. Stevens ($12,769); and J. Alan Whorton ($1,643).

(2)	The amounts in the columns captioned “Stock Awards” and “Option Awards” reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2006, respectively, in accordance with SFAS No. 123(R) of awards granted pursuant to the Stock Incentive Plan, and therefore may include amounts from awards granted in prior years. All “Stock Awards” and “Option Awards” represent Spheris Holding III equity issuances. For a description of the assumptions used by the Company in valuing these awards for fiscal 2007 and 2006, see Note 1 to the Company’s consolidated financial statements included elsewhere in this Report.

(3)	Amounts are comprised of the following:

			Company Contribution
		Company Contribution	to the Deferred
Name	Year	to 401(k) Plan ($)	Compensation Plan ($)	Total ($)
Steven E. Simpson	2007	$2,182	$2,318	$4,500
	2006	2,063	2,137	4,200

Brian P. Callahan	2007	$4,500	—	$4,500
	2006	—	—	—

Anthony D. James	2007	$2,197	$374	$2,571
	2006	2,094	2,098	4,192

Gregory T. Stevens	2007	$4,500	—	$4,500
	2006	4,169	—	4,169

J. Alan Whorton	2007	$2,223	—	$2,223
	2006	2,081	—	2,081
Grants of Plan-Based Awards
The following table summarizes grants of plan-based awards relating to shares of Spheris Holding III common stock made under the Stock Incentive Plan to our Named Executive Officers in 2007.

All Other
		Estimated Future						Stock	All Other
		Payouts Under Non-			Estimated Future Payouts			Awards:	Option
		Equity Incentive Plan			Under Equity Incentive			Number	Awards:	Exercise	Grant Date
		Awards			Plan Awards			of Shares	Number of	or Base	Fair Value
		Thresh-		Maxi-	Thresh-		Maxi-	of Stock	Securities	Price of Option	of Stock
		old	Target	mum	old	Target	mum	or Units	Underlying	Awards	and Option
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	Options (#)	($/Sh)	Awards ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)(1)	(j)	(k)	(l)(2)
Steven E. Simpson,	—	—	—	—	—	—	—	—	—	—	—
President and Chief Executive Officer

Brian P. Callahan,	June 14, 2007	—	—	—	—	—	—	250,000	—	—	$130,000
Chief Financial Officer

Anthony D. James,	—	—	—	—	—	—	—	—	—	—	—
Chief Operating Officer

Gregory T. Stevens,	—	—	—	—	—	—	—	—	—	—	—
Chief Administrative Officer, General Counsel and Secretary

J. Alan Whorton,	—	—	—	—	—	—	—	—	—	—	—
Senior Vice President, Sales and Marketing

(1)	Represents shares of restricted stock of Spheris Holding III granted under the Stock Incentive Plan. The restrictions on these shares lapse in one-fourth increments annually beginning on the first anniversary of the date of grant.

(2)	The grant was valued at fair market value on the date of grant using third-party valuations, computed in accordance with SFAS No. 123(R).

Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number of outstanding equity awards relating to shares of Spheris Holding III common stock under the Stock Incentive Plan held by each of our Named Executive Officers as of December 31, 2007.

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
								Awards:	Payout
			Equity					Number of	Value of
			Incentive					Unearned	Unearned
	Number of	Number of	Plan Awards:				Market	Shares,	Shares,
	Securities	Securities	Number of			Number of	Value of	Units or	Units or
	Underlying	Underlying	Securities			Shares or	Shares or	Other	Other
	Unexercised	Unexercised	Underlying			Units of	Units of	Rights	Rights
	Options	Options	Unexercised	Option	Option	Stock That	Stock That	That Have	That Have
	Exercisable	Unexercisable	Unearned	Exercise	Expiration	Have Not	Have Not	Not Vested	Not Vested
Name	(#)	(#)	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	(#)	($)
(a)	(b)	(c)(1)	(d)	(e)	(f)	(g)(2)	(h)(3)	(i)	(j)
Steven E. Simpson,	—	—	—	—	—	1,378,452	$730,580	—	—
President and Chief Executive Officer

Brian P. Callahan,	217,500	652,500	—	$0.36	July 2, 2016	250,000	$132,500	—	—
Chief Financial Officer

Anthony D. James,	—	—	—	—	—	451,860	$239,486	—	—
Chief Operating Officer

Gregory T. Stevens,	—	—	—	—	—	372,738	$197,551	—	—
Chief Administrative Officer, General Counsel and Secretary

J. Alan Whorton,	75,000	225,000	—	$0.36	July 2, 2016	30,625	$16,231	—	—
Senior Vice President, Sales and Marketing

(1)	The options vest in one-fourth increments annually beginning on the first anniversary of the date of grant.

(2)	Of the share amounts indicated, restricted stock grants for Mr. Simpson (1,265,952 shares), Mr. James (395,600 shares) and Mr. Stevens (316,488 shares) vest monthly over a four-year period. The remainder of the restricted stock grants indicated vest in one-fourth increments annually beginning on the first anniversary of the date of grant.

(3)	These restricted stock grants were valued at fair market value as of December 31, 2007 using third-party valuations.

Option Exercises and Stock Vested
The following table summarizes the number of options exercised, restricted stock vested and the value realized of shares of Spheris Holding III common stock by our Named Executive Officers as a result of such exercise or vesting during 2007.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares	Value Realized
	Acquired	Value Realized	Acquired	on Vesting at
	on Exercise	on Exercise	on Vesting	December 31,
Name	(#)	($)	(#)	2007 ($)
(a)	(b)	(c)	(d)(1)	(e)(2)
Steven E. Simpson,	—	—	1,206,072	$639,218
President and Chief Executive Officer

Brian P. Callahan,	—	—	—	—
Chief Financial Officer

Anthony D. James,	—	—	383,929	$203,482
Chief Operating Officer

Gregory T. Stevens,	—	—	310,893	$164,773
Chief Administrative Officer, General Counsel and Secretary

J. Alan Whorton,	—	—	14,375	$7,619
Senior Vice President, Sales and Marketing

(1)	Represents shares of common stock of Spheris Holding III.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS No. 123(R).

Nonqualified Deferred Compensation
The following table sets forth certain information with respect to deferrals made by the Named Executive Officers pursuant to the Company’s nonqualified deferred compensation plan, the earnings thereon and the aggregate balance at December 31, 2007:

	Executive	Registrant	Aggregate	Aggregate	Aggregate Balance
	Contributions in	Contributions in	Earnings in	Withdrawals/	at December 31,
	2007	2007 (1)	2007	Distributions	2007
Name	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)
Steven E. Simpson, President and Chief Executive Officer	$16,835	$2,318	$4,647	—	$78,321

Brian P. Callahan, Chief Financial Officer	—	—	—	—	—

Anthony D. James, Chief Operating Officer	$748	$374	$394	—	$19,454

Gregory T. Stevens, Chief Administrative Officer, General Counsel and Secretary	$9,880	—	$3,108	—	$42,691

J. Alan Whorton, Senior Vice President, Sales and Marketing	—	—	—	—	—

(1)	All amounts reported are also reported as compensation to such Named Executive Officer in the “Summary Compensation Table.”

Potential Payments Upon Termination or Change In Control
The table below reflects the amount of compensation, as well as benefits and perquisites, which would be payable to each of the Named Executive Officers in the event of termination of such executive’s employment or upon a change in control of the Company. The amount of compensation payable to each Named Executive Officer upon voluntary termination, involuntary not-for-cause termination, upon a change in control, by the executive for good reason and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination or change in control was effective as of December 31, 2007, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination or upon a change in control. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company or at such time as a change in control occurs.

						By Employee	Disability or
		Involuntary		Change In		for Good	Death
Executive Benefits and	Voluntary	Not for Cause		Control on		Reason on	on
Payments upon	Termination on	Termination on		December 31,		December 31,	December
Separation (1)	December 31, 2007	December 31, 007		2007		2007	31, 2007
Compensation:

Steven E. Simpson,	—	$526,094		—		$526,094	$189,394
President and Chief Executive Officer

Brian P. Callahan,	—	$322,500		—		$322,500	$107,500
Chief Financial Officer

Anthony D. James,	—	$293,700		—		$293,700	$73,700
Chief Operating Officer

Gregory T. Stevens,	—	$263,850		—		$263,850	$66,250
Chief Administrative Officer, General Counsel and Secretary

J. Alan Whorton,	—	—		—		—	—
Senior Vice President, Sales and Marketing

Benefits & Perquisites:

Steven E. Simpson,	—	$12,925	(2)	$730,580	(3)	$12,925 (2)	—
President and Chief Executive Officer

Brian P. Callahan,	—	$12,925	(2)	$132,500	(3)	$12,925 (2)	—
Chief Financial Officer

Anthony D. James,	—	$12,925	(2)	$239,486	(3)	$12,925 (2)	—
Chief Operating Officer

Gregory T. Stevens,	—	$13,057	(2)	$197,551	(3)	$13,057 (2)	—
Chief Administrative Officer, General Counsel and Secretary

J. Alan Whorton,	—	—		$16,231	(3)	—	—
Senior Vice President, Sales and Marketing

(1)	Does not include accrued obligations, including any unpaid annual bonus earned.

(2)	Represents reimbursement amount of COBRA premiums in excess of cost of health insurance coverage for active employees for one year following the date of termination.

(3)	Represents the value of restricted stock grants that would vest upon a change in control.
For further information regarding payments to our Named Executive Officers upon a change in control, see Item 11. “Executive Compensation — Compensation Discussion and Analysis — Severance and Change in Control Benefits”.

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
Equity Incentives. Each outside director receives an award of 30,000 shares of restricted common stock under the Stock Incentive Plan upon his or her initial election to the Board of Directors, vesting in one-third increments on each anniversary of the date of grant, and 10,000 shares of restricted common stock annually following his or her re-election to the Board of Directors, vesting on the first anniversary of the date of re-election.
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
The table below represents the compensation earned by each director during 2007.

Change in
Pension
Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)(2)	(d)	(e)	(f)	(g)	(h)
Steven E. Simpson	—	—	—	—	—	—	—
Joel Ackerman	—	—	—	—	—	—	—
Jonathan Bilzin	—	—	—	—	—	—	—
Robert Z. Hensley	$51,000	—	—	—	—	—	$51,000
John A. Kane	$34,500	—	—	—	—	—	$34,500
Michael J. King	$33,500	—	—	—	—	—	$33,500
Neal Moszkowski	—	—	—	—	—	—	—
Wayne T. Smith	(1) —	$60,915	—	—	—	—	$60,915
David J. Wenstrup	—	—	—	—	—	—	—

(1)	Mr. Smith elected to receive 46,500 shares of Series A Convertible Stock of Spheris Holding III in lieu of receiving the retainers and fees set forth above under the compensation program for our outside directors.

(2)	The stock grant to Mr. Smith was valued at fair market value on the date of grant computed in accordance with SFAS No. 123(R). Due to an administrative error, the annual grant to each of

Messrs. Hensley, Kane, King and Smith of 10,000 shares of restricted common stock due each of the outside directors for 2007 under our outside directors compensation program was not made until 2008. The dollar value of the stock award upon grant in 2008 was $5,300 for each of the outside directors.
Compensation Committee Interlocks and Insider Participation
During 2007, Mr. Ackerman, Mr. Bilzin, Mr. Hensley and Mr. Smith served on our Compensation Committee, with Mr. Smith serving as the Compensation Committee Chair. None of the current members of the Compensation Committee or any of their family members serve or have served as an officer or employee of the Company. None of our executive officers served during 2007 as a member of the board of directors or compensation committee (or other committee serving an equivalent function) of any entity that had one or more executive officers serving as a member of the Board of Directors or the Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2007 with respect to shares of Spheris Holding III common stock that may be issued pursuant to outstanding options granted under the Stock Incentive Plan.

Number of Securities
Remaining Available
for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued Upon	Weighted-average	(excluding securities
	Exercise of	Exercise Price of	reflected in column
	Outstanding Options	Outstanding Options	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,205,500	$0.34	1,033,291

Equity compensation plans not approved by security holders	—	—	—

Total	2,205,000	$0.34	1,033,291

Security Ownership of Certain Beneficial Owners and Management
Spheris is a wholly owned subsidiary of Spheris Holding II and Spheris Holding II is a wholly owned subsidiary of Spheris Holding III. Neither Spheris nor Spheris Holding II has any outstanding options, restricted stock or convertible securities.
The following table sets forth certain information regarding the beneficial ownership of the equity securities of Spheris Holding III as of March 13, 2008 with respect to each beneficial owner of more than five percent of the outstanding equity securities of Spheris Holding III and beneficial ownership of the equity securities of Spheris Holding III by each director and executive officer and all directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares outstanding used in calculating the percentage of beneficial ownership for each person listed below includes common stock issuable upon conversion of Series A Convertible Preferred Stock beneficially owned by such persons and the shares of restricted common stock held by such persons, as well as shares issuable upon the exercise of stock options that are exercisable within 60 days of March 13, 2008. Shares issuable upon conversion of the Series A Convertible Preferred Stock assume the conversion of each share of Series A Convertible Preferred Stock, plus accrued but unpaid dividends payable in shares of Series A Convertible Preferred Stock, into shares of common stock. Percentage of ownership is based on 274,730,571 shares of common stock (on an as-converted basis) outstanding as of March 13, 2008. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them.

	Common Stock
	Beneficially Owned
	(On an as-Converted Basis)
Name (1)	Shares	Percentage
Warburg Pincus Private Equity VIII, L.P.(2)(3)	163,976,909	59.7%
Spheris Investment LLC(4)	163,451,344	59.5%
TowerBrook Investors L.P.(5)	81,988,455	29.8%
Steven E. Simpson(6)	12,283,077	4.5%
Brian P. Callahan(7)	685,000	*
Anthony D. James(8)	3,342,715	1.2%
Gregory T. Stevens(9)	2,730,473	1.0%
J. Alan Whorton(10)	132,500	*
Joel Ackerman(2)(11)	163,976,909	59.7%
Jonathan Bilzin(5)(12)	81,988,455	29.8%
Robert Z. Hensley(13)	30,000	*
John A. Kane(14)	30,000	*
Michael J. King(15)	60,000	*
Neal Moszkowski(5)(12)	81,988,455	29.8%
Wayne T. Smith(16)	702,658	*
Tenno Tsai (2)(11)	163,976,909	59.7%
All directors and executive officers as a group (13 persons)(17)	265,961,787	96.8%

*	Less than one percent.

(1)	Unless otherwise indicated, the address of each listed person is c/o Spheris Holding III, Inc., 9009 Carothers Pkwy., Suite C-3, Franklin, TN 37067.

(2)	Address is 466 Lexington Avenue, New York, NY 10017-3147.

(3)	The holdings of Warburg Pincus Private Equity VIII, L.P. include the holdings of Warburg Pincus Netherlands Private Equity VIII C.V.I and WP-WP VIII Investors L.P., which, together, are referred to as (“WP VIII”). These holdings include approximately 163,976,909 shares of common stock issuable upon conversion of 69,360,660 shares of Series A Convertible Preferred Stock, plus 10 shares of common stock held directly by WP VIII. Warburg Pincus Partners LLC (“WPP LLC”) is the sole general partner of WP VIII, which holds the securities of record, and Warburg Pincus LLC (“WP LLC”) manages each of WPP LLC and WP VIII. Warburg Pincus & Co. (“WP & Co.”) is the sole managing member of WPP LLC. Charles R. Kaye and Joseph P. Landy are each Managing General Partners of WP & Co. and Co-Presidents and Managing Members of WP LLC. Each of WP & Co., WPP LLC, WP LLC, Mr. Kaye and Mr. Landy disclaims beneficial ownership of the shares of common stock reported herein as beneficially owned by WP VIII.

(4)	Includes approximately 163,451,344 shares of common stock issuable upon conversion of 69,141,455 shares of Series A Convertible Preferred Stock held by Spheris Investment LLC, an entity formed by Warburg Pincus in connection with the November 2004 Recapitalization (“Spheris Investment”). WP VIII is the managing member of Spheris Investment and, as such, has voting and investment power over certain shares of Spheris Investment not directly attributable to WP VIII. As a result, WP VIII, WP & Co., WPP LLC, WP LLC, Charles R. Kaye and Joseph P. Landy may be deemed to be the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of all of the common stock of Spheris Holding III owned by Spheris Investment, including the shares of common stock of Spheris Holding III not directly attributable to WP VIII. Each of WP VIII, WP & Co., WPP LLC, WP LLC, Charles R. Kaye and Joseph P. Landy disclaims beneficial ownership of all shares of common stock of Spheris Holding III reported herein as beneficially owned by Spheris Investment which are not directly attributable to WP VIII.

(5)	Includes 81,988,455 shares of common stock which are issuable upon conversion of 34,680,330 shares of Series A Convertible Preferred Stock. Address is 430 Park Avenue, New York, NY 10022. TowerBrook Investors L.P. is a Delaware limited partnership. Its general partner is TCP General Partner L.P., a Delaware limited partnership (“TCP GP”). An investment committee of TCP GP exercises exclusive decision making authority with regard to the acquisition and disposition of, and voting power with respect to, investments by TowerBrook Investors L.P. TCP GP’s general partner is TowerBrook Capital Partners LLC, a Delaware limited liability company, whose controlling members are Neal Moszkowski and Ramez Sousou, who in such capacity may be deemed to have shared voting and dispositive power over securities held for the account of TowerBrook Investors L.P. Mr. Bilzin is a Senior Managing Director of TowerBrook Capital Partners L.P. Each of Mr. Moszkowski, Mr. Sousou and Mr. Bilzin disclaims beneficial ownership of such securities except to the extent of any pecuniary interest therein.

(6)	Includes 1,048,810 shares of restricted common stock for which the restrictions have not lapsed. Mr. Simpson also holds 3,145,667 Class A Units of Spheris Investment, representing an economic interest in approximately 7,458,791 shares of common stock issuable upon conversion of the shares of Series A Convertible Preferred Stock held by Spheris Investment.

(7)	Includes 250,000 shares of restricted common stock for which the restrictions have not lapsed and 435,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 13, 2008.

(8)	Includes 341,815 shares of restricted common stock for which the restrictions have not lapsed. Mr. James also holds 760,331 Class A Units of Spheris Investment, representing an economic interest in approximately 1,807,001 shares of common stock issuable upon conversion of the shares of Series A Convertible Preferred Stock held by Spheris Investment.

(9)	Includes 280,952 shares of restricted common stock for which the restrictions have not lapsed. Mr. Stevens also holds 625,643 Class A Units of Spheris Investment, representing an economic interest in approximately 1,486,902 shares of common stock issuable upon conversion of the shares of Series A Convertible Preferred Stock held by Spheris Investment.

(10)	Includes 30,625 shares of restricted common stock for which the restrictions have not lapsed and 75,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 13, 2008.

(11)	Represents shares that may be deemed to be beneficially owned by WP & Co. and WP LLC. Mr. Ackerman is a general partner of WP & Co. and a managing director and member of WP LLC. Mr. Tsai is a principal for the healthcare services portfolio of WP & Co. All shares indicated as beneficially owned by Mr. Ackerman and Mr. Tsai are included because of their affiliation with WP & Co. and WP LLC. Mr. Ackerman and Mr. Tsai disclaim beneficial ownership of all shares which may be deemed to be beneficially owned by WP & Co. and WP LLC.

(12)	Represents shares held by TowerBrook Investors L.P., as described in note (5).

(13)	Includes 22,500 shares of restricted common stock for which the restrictions have not lapsed.

(14)	Includes 22,500 shares of restricted common stock for which the restrictions have not lapsed.

(15)	Includes 12,500 shares of restricted common stock for which the restrictions have not lapsed.

(16)	Includes 12,500 shares of restricted common stock for which the restrictions have not lapsed. Mr. Smith also holds 200,000 Class A Units of Spheris Investment, representing an economic interest in approximately 454,751 shares of common stock issuable upon conversion of the shares of Series A Convertible Preferred Stock held by Spheris Investment. Also includes 187,907 shares of common stock issuable upon conversion of 91,000 restricted shares of Series A Convertible Preferred Stock.

(17)	Includes all shares which may be deemed to be beneficially owned (within the meaning of Rule 13d-3 under the Exchange Act) by directors and executive officers. Also includes (i) 163,976,909 shares which Mr. Ackerman and Mr. Tsai may be deemed to beneficially own by virtue of their affiliation with WP & Co. and WP LLC, and (ii) 81,988,455 shares which Mr. Bilzin and Mr. Moszkowski may be deemed to beneficially own by virtue of their affiliation with TowerBrook Investors L.P.
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
The stockholders’ agreement provides that, subject to certain customary exceptions, in the event Spheris Holding III proposes to issue equity securities, Warburg Pincus, TowerBrook and Spheris Investment are entitled to participate in such proposed issuance on a pro rata basis. Those participation rights, and certain other rights granted under the stockholders’ agreement, will terminate following a public offering of common stock of Spheris Holding III if the common stock so offered is then listed on the NYSE or the American Stock Exchange or is quoted on the NASDAQ National Market System, and if the net proceeds to Spheris Holding III total at least $30.0 million. The stockholders’ agreement further provides that, from the date on which the agreement was signed for so long as Warburg Pincus and TowerBrook continue to own at least 5% of the common stock of Spheris Holding III, each of Warburg Pincus and TowerBrook has the right to have certain individuals designated by Warburg Pincus and TowerBrook, respectively, on the Board of Directors of Spheris Holding III. The number of Board seats Warburg Pincus and TowerBrook may designate increases based on the number of shares of common stock owned by Warburg Pincus (and its affiliates) and TowerBrook, respectively. The stockholders’ agreement also provides that in the event Warburg Pincus proposes to sell Spheris Holding III to any unaffiliated third party, Warburg Pincus may require each other stockholder bound by the agreement to sell its shares of capital stock of Spheris Holding III (and otherwise vote in favor of, and waive any appraisal or similar rights in respect of, the sale), provided that, for so long as TowerBrook beneficially owns 5% of the common stock of Spheris Holding III, Warburg Pincus first offers to sell Spheris Holding III to TowerBrook.
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
Director Independence
The Board of Directors has determined that the following directors, who served as such during the year ended December 31, 2007, were “independent directors” (as defined in Section 303A of the NYSE corporate governance listing standards): Mr. Ackerman, Mr. Bilzin, Mr. Hensley, Mr. Kane, Mr. Moszkowski, Mr. Smith and Mr. Wenstrup. These “independent directors” constituted a majority of the Board of Directors during 2007. The Board of Directors has determined that Mr. Simpson (because he is our President and Chief Executive Officer) and Mr. King (because he is the former Chairman and Chief Executive Officer of HealthScribe), the Nominating and Corporate Governance Committee Chair, were not “independent directors” for the year ended December 31, 2007.
Related Party Transactions
The Audit Committee charter requires that the Audit Committee establish policies and procedures for the review, approval or ratification of related party transactions (including, at a minimum, related party transactions as defined under Item 404(a) of Item S-K of the rules and regulations provided under the Exchange Act); administer and oversee such policies and procedures; and periodically, at least annually, review and assess “ongoing” related party transactions to determine if such transactions remain appropriate or should otherwise be modified or terminated. The Company has adopted a formal written policy, known as the Spheris Inc. Related Party Transaction Policy (the “Related Party Transaction Policy”), for reviewing such transactions. Pursuant to the Related Party Transaction Policy, the Audit Committee, in deciding whether to approve and/or ratify a related party transaction, shall consider all relevant information and facts available to the Audit Committee regarding the related party transaction (including the proposed aggregate value of such transaction or, in the case of indebtedness, the amount of principal that would be involved), and shall take into account (as applicable), other factors it deems appropriate, such as: (i) the related party’s relationship to the Company and direct or indirect interest in the transaction, both objective (e.g., the dollar amount of the related party’s interest) and subjective (e.g., any personal benefit not capable of quantification); (ii) whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances; (iii) if applicable, the availability of other sources of comparable products or services; (iv) the benefits to the Company of the proposed interested transaction; (v) the impact on a director’s independence in the event the related party is a director, an “associated person” (as defined in the Related Party Transaction Policy) of a director or an entity in which a director is a partner, member, shareholder or officer; and (vi) the applicable terms of any credit or similar agreement governing related party transactions.
After considering these and other relevant factors, the Audit Committee either approves and/or ratifies or disapproves the related party transaction. The Audit Committee will not approve and/or ratify any related party transaction that is not on terms that it believes are both fair and reasonable to the Company.
Item 14. Principal Accountant Fees and Services
Audit and Audit Related Fees
The following table shows the fees paid or accrued by Spheris for audit and other services provided by Ernst & Young LLP, our independent registered public accounting firm, for the years ended December 31, 2007 and 2006.

	2007	2006
Audit fees (1)	$369,400	$644,100
Audit related fees (2)	54,500	59,800
Tax fees (3)	145,600	137,300
All other fees	—	—

Total fees	$569,500	$841,200

(1)	Audit fees consisted of fees for professional services provided in connection with the audit of our consolidated financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings, including our Registration Statement on Form S-4 filed during 2006. Audit fees include some amounts in foreign currencies that have been translated to U.S. dollars as of the date such fees were approved.

(2)	Audit related fees consisted principally of fees for certain due diligence services and consultation on accounting matters.

(3)	Tax fees consisted of fees for tax consultation and tax compliance services.
Pre-Approval of Audit and Non-Audit Fees
Consistent with Section 202 of the Sarbanes-Oxley Act of 2002 and SEC rules regarding auditor independence, our Audit Committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm. In 2007 and 2006, the Audit Committee approved all fees disclosed under “audit fees,” “audit related fees,” and “tax fees” by Ernst & Young in accordance with applicable rules.
The Audit Committee’s Auditor Independence Policy prohibits our independent registered public accounting firm from performing certain non-audit services and any services that have not been approved by the Audit Committee in accordance with the policy and the Section 202 rules. The policy establishes procedures to ensure that proposed services are brought before the Audit Committee for consideration and, if determined by the Audit Committee to be consistent with the auditor’s independence, approved prior to initiation, and to ensure that the Audit Committee has adequate information to assess the types of services being performed and fee amounts on an ongoing basis. The Audit Committee has delegated to its Chair, Mr. Hensley, the authority to pre-approve services between meetings when necessary, provided that the full Audit Committee is apprised of the services approved at its next regularly scheduled meeting.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
(1) Financial Statements
The financial statements as set forth under Item 8. “Financial Statements and Supplementary Data” of this Report have been filed herewith, beginning on page F-1 of this Report.
(2) Financial Statement Schedules
Schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statements and, therefore, have been omitted.

(3) Exhibits
The Exhibits are listed below as required by Item 601 of Regulation S-K included herewith.

Exhibit Number	Description of Exhibits

2.1	Stock Purchase and Sale Agreement, dated as of April 10, 2003, as amended, by and between IDX Systems Corporation and Spheris Inc. (formerly known as Total eMed, Inc.).*

2.2	Securities Purchase Agreement, dated as of October 12, 2004, by and among Spheris Holdings LLC and Spheris Holding, Inc.*

2.3	Agreement and Plan of Merger, dated as of September 20, 2004, by and among HealthScribe, Inc., HSI Merger Sub, Inc. and Spheris Inc. (as successor in interest to MTS Group Holdings, Inc.).*

2.4	Agreement and Plan of Merger, dated as of December 13, 2005, as amended, by and among Spheris Holding III, Inc., Spheris Operations Inc., Spheris MergerSub, Inc., Vianeta Communications and the Principal Shareholders listed on the signatures pages thereto.*

3.1	Certificate of Incorporation of Spheris Inc., as amended.*

3.2	Bylaws of Spheris Inc., as amended.*

3.3	Articles of Organization of Spheris Operations LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

3.4	Charter of Spheris Canada Inc., as amended.*

3.5	Bylaws of Spheris Canada Inc., as amended.*

3.6	Articles of Organization of Spheris Leasing LLC, as amended.*

3.7	Articles of Incorporation of Vianeta Communications, as amended.*

3.8	Bylaws of Vianeta Communications, as amended.*

4.1	Indenture dated as of December 22, 2004 by and among Spheris Inc., the guarantors (as defined therein) and the Bank of New York as trustee, with form of 11% Senior Subordinated Notes due 2012 attached.*

4.2	First Supplemental Indenture dated as of November 13, 2007, among Vianeta Communications, Spheris Inc. and The Bank of New York, as trustee, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.3	Registration Rights Agreement, dated as of December 22, 2004, by and among Spheris Inc., the guarantors listed in Schedule 1 thereto and J.P. Morgan Securities Inc. and UBS Securities LLC.*

4.4	Financing Agreement, dated as of July 17, 2007, by and among Spheris Holding II, Inc., Spheris Inc., Spheris Operations LLC, the guarantors (as defined therein), the lenders (as defined therein), Ableco Finance LLC, as collateral agent, and Cratos Capital Management, LLC, as administrative agent, incorporated by reference to the Company’s Current Report on Form 8-K filed on July 23, 2007.

4.5	Spheris, India Private Limited Line of Credit, dated October 7, 2005.*

10.1	Amended and Restated Spheris Holding III, Inc. Stock Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 27, 2007.^

10.2	Stockholder’s Agreement, dated as of November 5, 2004, as amended, by and among Spheris Holding III, Inc. and the Warburg Investors (as defined therein), the Towerbrook Investors (as defined therein) and Spheris Investment LLC.*^

10.3	Registration Rights Agreement, dated as of November 5, 2004, among the investors listed on Schedule 1 thereto and Spheris Holding III, Inc.*^

10.4	Employment Agreement, dated as of October 12, 2004, by and between Spheris Operations Inc. (as successor in interest to Spheris Holdings, Inc.) and Steven E. Simpson.*^

10.5	Amended and Restated Employment Agreement, dated as of November 5, 2004, by and between Spheris Operations Inc. and Anthony D. James.*^

10.6	Amended and Restated Employment Agreement, dated as of November 5, 2004, by and between Spheris Operations Inc. and Gregory T. Stevens.*^

10.7	Employment Agreement, dated as of May 1, 2006, by and between Spheris Operations Inc. and Brian Callahan.*^

Exhibit Number	Description of Exhibits

10.8	Office Lease, dated as of June 13, 2006, by and between Ford Motor Land Development Corporation and Spheris Operations Inc, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2006.

10.9	Lease Agreement, dated as of March 22, 2004, as amended, by and between Duke Realty Limited Partnership and Spheris Operations Inc.*

10.10	Lease Deed, dated as of May 6, 2005, by and between Ramananda Adigalar Foundation and Spheris, India Private Limited.*

10.11	Deed of Lease, dated as of October 16, 2002, by and among Reddy Komala, Akkauamma, Muniyamma, Rathnamma and Spheris, India Private Limited.*

10.12	Deed of Lease, dated as of April 27, 2003, by and between Willowbrook Holdings, Inc. and Spheris Operations Inc. (as successor in interest to HealthScribe, Inc.).*

10.13	Lease Deed, dated as of July 5, 2007, by and between VITP Private Limited and Spheris, India Private Limited.

10.14	Executive and Director Compensation.^

10.15	Spheris Operations Amended and Restated Deferred Compensation Plan.*^

10.16	Spheris Operations 401(k) Plan, as amended.*^

10.17	Tax Sharing Agreement dated November 5, 2004, by and among Spheris Holding III, Inc., Spheris Holding II, Inc., Spheris Inc., and direct and indirect subsidiaries of Spheris Holding III, Inc. set forth on a schedule.*

10.18	Services Agreement, effective January 1, 2005, by and between Spheris Operations Inc. (predecessor of Spheris Operations LLC) and HealthScribe (India) Private Limited (predecessor of Spheris, India Private Limited).

10.19	Services Agreement, effective June 1, 2005, by and between Spheris Operations Inc. (predecessor of Spheris Operations LLC) and HealthScribe (India) Private Limited (predecessor of Spheris, India Private Limited).

10.20	Services Agreement, effective January 1, 2008, by and between Spheris Operations LLC and Spheris, India Private Limited.

10.21	Form of Indemnification Agreement for Directors and Executive Officers, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.^

10.22	Form of Restricted Stock Agreement under Spheris Holding III, Inc. Stock Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.^

10.23	Form of Non-Qualified Stock Option Agreement under Spheris Holding III, Inc. Stock Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.^

21	Subsidiaries of Spheris Inc.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-4, as amended (File No. 333-132641).

^	Management contract or compensatory plan arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPHERIS INC.
Date: March 31, 2008	By:	/s/ Steven E. Simpson
Steven E. Simpson
President and Chief Executive Officer

	By:	/s/ Brian P. Callahan
Brian P. Callahan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVEN E. SIMPSON Steven E. Simpson	President and Chief Executive Officer; Director (Principal Executive Officer)	March 31, 2008
/s/ BRIAN P. CALLAHAN Brian P. Callahan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008
/s/ JOEL ACKERMAN Joel Ackerman	Director	March 31, 2008
/s/ JONATHAN BILZIN Jonathan Bilzin	Director	March 31, 2008
/s/ ROBERT Z. HENSLEY Robert Z. Hensley	Director	March 31, 2008
/s/ JOHN A. KANE John A. Kane	Director	March 31, 2008
/s/ MICHAEL J. KING Michael J. King	Director	March 31, 2008
/s/ NEAL MOSZKOWSKI Neal Moszkowski	Director	March 31, 2008
/s/ WAYNE T. SMITH Wayne T. Smith	Director	March 31, 2008
/s/ TENNO TSAI Tenno Tsai	Director	March 31, 2008

SPHERIS INC.
FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Spheris Inc.
We have audited the accompanying consolidated balance sheets of Spheris Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spheris Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 25, 2008

Spheris Inc.
Consolidated Balance Sheets

	December 31,
	2007	2006
	(Amounts in Thousands, Except Share Amounts)
Assets
Current assets
Unrestricted cash and cash equivalents	$7,195	$6,323
Restricted cash	309	529
Accounts receivable, net of allowance of $1,569 and $1,191, respectively	33,595	33,576
Deferred taxes	3,386	2,775
Prepaid expenses and other current assets	4,460	3,463

Total current assets	48,945	46,666

Property and equipment, net	12,747	12,435
Internal-use software, net	1,932	3,679
Customer contracts, net	13,968	29,943
Goodwill	218,841	219,311
Other noncurrent assets	3,689	3,714

Total assets	$300,122	$315,748

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,237	$2,520
Accrued wages and benefits	18,130	17,066
Current portion of long-term debt and capital lease obligations	35	809
Other current liabilities	4,324	5,838

Total current liabilities	26,726	26,233

Long-term debt and capital lease obligations, net of current portion	191,761	193,942
Deferred tax liabilities	92	6,180
Other long-term liabilities	4,857	2,755

Total liabilities	223,436	229,110

Commitments and contingencies

Common stock, $0.01 par value, 100 shares authorized, 10 shares issued and outstanding	—	—
Other comprehensive income (loss)	564	(474)
Contributed capital	111,158	110,787
Accumulated deficit	(35,036)	(23,675)

Total stockholders’ equity	76,686	86,638

Total liabilities and stockholders’ equity	$300,122	$315,748

See accompanying notes.

Spheris Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2007	2006	2005
	(Amounts in Thousands)
Net revenues	$200,392	$207,141	$209,032

Direct costs of revenues (exclusive of depreciation and amortization below)	144,094	152,120	154,274
Marketing and selling expenses	4,781	5,392	5,265
General and administrative expenses	19,892	18,974	18,337
Depreciation and amortization	24,273	26,553	26,642

Total operating costs	193,040	203,039	204,518

Operating income	7,352	4,102	4,514

Loss on refinance of debt	1,828	—	—
Interest expense, net	21,171	21,136	20,307
Foreign currency loss (gain)	559	(213)	(287)
Other expense (income)	1,011	(188)	(140)

Net loss before income taxes	(17,217)	(16,633)	(15,366)

Benefit from income taxes	(5,856)	(4,483)	(5,126)

Net loss	$(11,361)	$(12,150)	$(10,240)

See accompanying notes.

Spheris Inc.
Consolidated Statements of Stockholders’ Equity

				Other		Total
	Common Stock		Contributed	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(Amounts in Thousands, Except Share Amounts)
Balance, December 31, 2004	10	$—	$101,885	$22	$(1,285)	$100,622

Comprehensive loss:
Net loss	—	—	—	—	(10,240)	(10,240)
Foreign currency translation	—	—	—	(111)	—	(111)

Total comprehensive loss	—	—	—	(111)	(10,240)	(10,351)

Non-cash equity compensation	—	—	66	—	—	66
Capital contributions	—	—	350	—	—	350

Balance, December 31, 2005	10	$—	$102,301	$(89)	$(11,525)	$90,687

Comprehensive loss:
Net loss	—	—	—	—	(12,150)	(12,150)
Foreign currency translation	—	—	—	(385)	—	(385)

Total comprehensive loss	—	—	—	(385)	(12,150)	(12,535)

Non-cash equity compensation	—	—	291	—	—	291
Capital contributions from parent investors	—	—	8,195	—	—	8,195

Balance, December 31, 2006	10	$—	$110,787	$(474)	$(23,675)	$86,638

Comprehensive income (loss):
Net loss	—	—	—	—	(11,361)	(11,361)
Foreign currency translation	—	—	—	1,038	—	1,038

Total comprehensive income (loss)	—	—	—	1,038	(11,361)	(10,323)

Non-cash equity compensation	—	—	371	—	—	371

Balance, December 31, 2007	10	$—	$111,158	$564	$(35,036)	$76,686

See accompanying notes.

Spheris Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(Amounts in Thousands)
Cash flows from operating activities:
Net loss	$(11,361)	$(12,150)	$(10,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,273	26,553	26,642
Write-off and amortization of acquired technology	648	736	—
Deferred taxes	(6,435)	(5,489)	(5,633)
Change in fair value of derivative financial instruments	1,112	(202)	(4)
Loss on sale or disposal of assets	37	23	25
Non-cash equity compensation	371	291	66
Amortization of debt discounts and issuance costs	833	756	721
Loss on debt refinancing	1,828	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19)	(1,951)	(1,107)
Prepaid expenses and other current assets	(476)	(264)	(633)
Accounts payable	1,717	(678)	324
Accrued wages and benefits	1,556	2,908	1,418
Other current liabilities	(57)	(1,323)	(2,811)
Other noncurrent assets and liabilities	(417)	(1,434)	573

Net cash provided by operating activities	13,610	7,776	9,341

Cash flows from investing activities:
Purchases of property and equipment	(5,699)	(5,876)	(5,038)
Purchase and development of internal-use software	(1,201)	(1,309)	(1,071)
Purchase of Vianeta, net of cash acquired	(1,547)	(7,788)	—

Net cash used in investing activities	(8,447)	(14,973)	(6,109)

Cash flows from financing activities:
Proceeds from the 2007 Senior Credit Facility	71,320	—	—
Payments on the 2007 Senior Credit Facility	(2,507)	—	—
Payments on the 2004 Senior Facility	(73,500)	(750)	(750)
Payments on capital leases	(59)	(232)	(212)
Payments on other debt	—	—	(884)
Debt issuance costs	(583)	(452)	(337)
Capital contributions from Parent Investors	—	8,000	350

Net cash (used in) provided by financing activities	(5,329)	6,566	(1,833)

Effect of exchange rate change on cash and cash equivalents	1,038	(385)	(111)

Net increase (decrease) in unrestricted cash and cash equivalents	872	(1,016)	1,288
Unrestricted cash and cash equivalents, at beginning of period	6,323	7,339	6,051

Unrestricted cash and cash equivalents, at end of period	$7,195	$6,323	$7,339

Supplemental cash flow information:
Cash paid for interest	$20,432	$22,301	$18,473

Cash paid for taxes	$1,312	$654	$619

Supplemental schedule of non-cash transactions:
Non-cash capital contributions	$—	$195	$—

Leasehold improvements and equipment funded through tenant incentive allowances	$—	$2,106	$—

Vianeta post-acquisition contingencies	$—	$1,911	$—

See accompanying notes.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
1. Description of Business and Summary of Significant Accounting Policies
Organization and Operations
Spheris Inc. (“Spheris”) is a Delaware corporation. On June 18, 2003, Spheris Holdings LLC (“Holdings”) acquired all of the outstanding stock of EDiX Corporation (“EDiX”). On December 22, 2004, Spheris acquired ownership of HealthScribe, Inc. and its subsidiaries (“HealthScribe”). On January 1, 2006, EDiX and HealthScribe were merged into Spheris Operations Inc., a wholly-owned subsidiary of Spheris. On March 31, 2006, Spheris acquired Vianeta Communications (“Vianeta”). Effective July 1, 2006, Spheris Operations Inc. was converted from a Tennessee corporation to a single member Tennessee limited liability company, and renamed Spheris Operations LLC (“Operations”).
Spheris and its direct or indirect wholly-owned subsidiaries: Operations, Spheris Leasing LLC, Spheris Canada Inc., Spheris, India Private Limited (“SIPL”) and Vianeta (sometimes referred to collectively as the “Company”), provide clinical documentation technology and services to more than 500 health systems, hospitals and group medical practices located throughout the United States. The Company receives medical dictation in digital format from subscribing physicians, converts the dictation into text format, stores specific data elements from the records, then transmits the completed medical record to the originating physician in the prescribed format. As of December 31, 2007, the Company employed approximately 5,500 skilled medical language specialists (“MLS”) in the U.S., Canada and India. More than 2,300 of these MLS work out of the Company’s facilities in India, making the Company one of the largest global providers of clinical documentation technology and services.
Reporting Unit and Principles of Consolidation
Prior to its acquisition by certain institutional investors in November 2004 (the “November 2004 Recapitalization”), Spheris was a wholly-owned subsidiary of Holdings. Subsequent to the November 2004 Recapitalization, Spheris became a wholly-owned subsidiary of Spheris Holding II, Inc. (“Spheris Holding II”), and an indirect wholly-owned subsidiary of Spheris Holding III, Inc. (“Spheris Holding III”), an entity owned by affiliates of Warburg Pincus LLC and TowerBrook Capital Partners LLC (together, the “Parent Investors”), and indirectly by certain members of Spheris’ management team. For all periods presented in the accompanying consolidated financial statements and footnotes, Spheris is the reporting unit. All dollar amounts shown in these consolidated financial statements and tables in the notes are in thousands unless otherwise noted. The consolidated financial statements include the financial statements of Spheris, including its direct or indirect wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition
The Company uses revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, and the Company’s customer contracts contain multiple elements of services as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). In accordance with the provisions of EITF No. 00-21 and related guidance for the individual elements, the Company records service revenues as the services are performed and defers one-time fees and recognizes the revenue over the life of the applicable contracts. Software licensing revenues are recognized upon culmination of the earnings process, as defined under the provisions of the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”. Clinical documentation services are provided at a contractual rate, and revenue is recognized when the provision of services is complete including the satisfaction of the following criteria: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company monitors actual performance against contract standards and provides for credits against billings as reductions to revenues.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with an original maturity of less than three months. At times, cash balances in the Company’s accounts may exceed Federal Deposit Insurance Corporation insurance limits. Consequently, our cash equivalents are subject to potential credit risk. The cash amounts of SIPL, the Company’s Indian subsidiary, are included as a component of unrestricted cash. Transfers of funds between the Company’s domestic operations and SIPL may be subject to certain foreign tax effects.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Restricted Cash
The Company’s cash balances include certain amounts that are currently available for distribution to former HealthScribe and Vianeta shareholders, and certain amounts being held until the resolution of certain tax matters related to the Vianeta acquisition. These amounts are reflected as restricted cash in the accompanying consolidated balance sheets. Certain cash deposits made that are being held as security under certain of the Company’s lease obligations are reflected as other noncurrent assets in the accompanying consolidated balance sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of an allowance for doubtful accounts based upon factors surrounding the credit risk of a specific customer, historical trends and other information. Accounts receivables are written off against the allowance for doubtful accounts when accounts are deemed to be uncollectible on a specific identification basis. The determination of the amount of the allowance for doubtful accounts is subject to judgment and estimation by management. Increases or decreases to the allowance may be made if circumstances or economic conditions change.
A summary of the activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005, is as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Balance at beginning of period	$1,191	$929	$1,356
Additions charged to costs and expense	476	410	725
Additions resulting from acquisitions	—	150	—
Write-offs and adjustments, net of recoveries	(98)	(298)	(1,152)

Balance at end of period	$1,569	$1,191	$929

Concentration of Credit Risk
The Company performs ongoing credit evaluations of our customers’ financial performance and generally requires no collateral from customers. No individual customer accounted for 10% or more of the Company’s net revenues during 2007, 2006 or 2005.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, generally two to five years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Routine maintenance and repairs are charged to expense as incurred, while betterments and renewals are capitalized. Equipment under capital lease obligations is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the applicable assets.
Software Costs
The costs of obtaining or developing internal-use software are capitalized in accordance with the AICPA SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and EITF Issue No. 00-2, “Accounting for Web Site Development Costs”. Capitalized software is reported at the lower of unamortized cost or net realizable value and is amortized over its estimated useful life, which is generally two years.
Subsequent to its March 2006 acquisition of Vianeta, the Company accounted for the development costs of software intended for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”). SFAS No. 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained upon completion of a detailed program design or, in its absence, completion of a working model. The time between

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
the attainment of technological feasibility and completion of software development by the Company historically has been short. The Company capitalizes software acquired through business combinations and technology purchases if the related software under development has reached technological feasibility or if there are alternative future uses for the software.
Goodwill, Intangibles and Other Long-lived Assets
The Company accounts for goodwill, intangibles and other long-lived assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets”, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). With respect to goodwill, the Company measures for impairment using cash flow and market based models to determine the estimated fair value of our reporting unit. These models contain significant assumptions and accounting estimates about discount rates, future operating results and terminal values that could materially affect the Company’s operating results or financial position if they were to change significantly in the future. The Company performs its goodwill impairment test annually and whenever events or changes in facts or circumstances indicate that impairment may exist.
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
Income Taxes
The Company accounts for income taxes utilizing the asset and liability method prescribed by the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date. The Company periodically assesses the likelihood that net deferred tax assets will be recovered in future periods. To the extent the Company believes that deferred tax assets may not be fully realizable, a valuation allowance is recorded to reduce such assets to the carrying amounts that are more likely than not to be realized. The Company accounts for income taxes associated with SIPL in accordance with Indian tax guidelines and is eligible for certain tax holiday programs pursuant to Indian law.
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 requires significant judgments regarding the recognition and measurement of uncertain tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses of $1.7 million, $2.1 million, and $3.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, were included in the Company’s consolidated statements of operations. Advertising costs primarily consist of brand advertising, recruiting advertising for MLS and trade show participation.
Fair Value of Financial Instruments
In accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company calculates the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At December 31, 2007 and 2006, there were no material differences between the carrying amounts and the estimated fair values of the Company’s financial instruments, other than the Senior Subordinated Notes (as defined in Note 9), which had a quoted market value of $121.3 million at December 31, 2007 as compared to $110.6 million at December 31, 2006.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Stock-Based Compensation
Subsequent to the November 2004 Recapitalization, Spheris Holding III has issued, at various times, restricted stock and stock option grants to the Company’s employees and the Company’s non-employee directors. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, these restricted stock and stock option grants have been recorded as compensation under general and administrative expenses in the accompanying consolidated statements of operations, due to benefits received by the Company. These restricted stock and stock option grants were valued at fair market value on the date of grant using third-party valuations and typically vest over a three or four-year period from the grant date. Accordingly, compensation expense is currently being recognized ratably over the applicable vesting periods.
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. Under SFAS No. 123(R), the Company is required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The fair value of all share-based payments received by the Company’s employees, non-employee directors and other designated persons providing substantial services to the Company is based on the fair value assigned to equity instruments issued by the Company’s indirect parent, Spheris Holding III. Compensation expense is currently being recognized ratably over the applicable vesting periods.
Self-Insurance
The Company is significantly self-insured for employee health and workers’ compensation insurance claims. As of December 31, 2007 and 2006, the Company had $2.5 million and $3.3 million, respectively, in accrued liabilities for employee health and workers’ compensation risks. As such, the Company’s insurance expense is largely dependent on claims experience and the Company’s ability to control its claims. The Company has consistently accrued the estimated liability for these insurance claims based on its claims experience and the time lag between the incident date and the date the cost is paid by the Company, as well as the use of third-party valuations of the outstanding liabilities. These estimates could change in the future.
Comprehensive Income and Foreign Currency Translation
SFAS No. 130, “Reporting Comprehensive Income”, establishes standards of reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income encompasses all changes in stockholders’ equity, except those arising from transactions with owners, and specifically includes foreign currency translation gains and losses.
The Company uses the U.S. dollar as its functional and reporting currency. SIPL uses the Indian rupee as its functional currency. For the years ended December 31, 2007, 2006 and 2005, the assets and liabilities of SIPL were translated using the current exchange rate at the corresponding balance sheet date. Operating statement amounts for SIPL were translated at the average exchange rate in effect during the applicable periods. The resulting translation gains and losses are reflected as a component of other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity. Exchange rate adjustments resulting from foreign currency transactions are included in the determination of net income or loss.
Derivatives and Financial Instruments
The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to foreign currency changes. The Company records these derivatives in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was subsequently amended by SFAS No. 138 and SFAS No. 149 (“SFAS No. 133, as amended”). SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended, requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.
Billings from SIPL are denominated in U.S. dollars. In order to hedge against fluctuations in exchange rates, SIPL maintains a portfolio of forward currency exchange contracts. These contracts have been recorded at fair value of $0.2 million at both

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
December 31, 2007 and 2006, as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in fair value recognized as a component of other income or expense in the accompanying consolidated statements of operations.
The Company has entered into certain interest rate management agreements to reduce its exposure to fluctuations in market interest rates under its senior secured credit facilities. The Company’s accounting for these derivative financial instruments did not meet the hedge accounting criteria under SFAS No. 133, as amended, and related interpretations. As a result, the derivatives are recorded at fair value as of each measurement date, with changes in fair value recorded as a component of other income or expense in the accompanying consolidated statement of operations. As of December 31, 2007, these derivatives were recorded at a fair value of $1.1 million as a component of other long-term liabilities in the accompanying consolidated balance sheet. The net decrease in fair value of the derivatives of $1.0 million during the year ended December 31, 2007 is included as a component of other income or expense in the accompanying consolidated statement of operations.
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
Recent Accounting Pronouncements
SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). With the issuance of FSP FAS 157-2, the FASB delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 as it applies to certain nonfinancial assets and nonfinancial liabilities. The deferral is intended to provide the FASB additional time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities. Effective January 1, 2008, the Company adopted SFAS No. 157, except as it applies to nonfinancial assets and liabilities as addressed in FSP FAS 157-2. The Company does not expect the partial adoption of SFAS No. 157 to have a material impact on its results of operations or financial position.
SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the company does not report earnings) at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 became effective for the Company as of January 1, 2008. The Company does not anticipate that the adoption of SFAS No. 159 will have a material impact on its results of operations or financial position.
SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the current purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting, as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. While the Company has not yet fully evaluated the impact, if any, that the implementation of SFAS No. 141(R) will have on its results of operations

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
or financial position, the Company has determined that it will be required to expense costs related to any future acquisitions beginning January 1, 2009.
SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that earnings or losses attributed to non-controlling interests be reported as part of consolidated earnings rather than as a separate component of income or expense. SFAS No. 160 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 31, 2008. Earlier adoption is prohibited. As all of the Company’s subsidiaries are wholly-owned, the Company does not anticipate that the adoption of SFAS No. 160 will have a material impact on its results of operations or financial position.
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
An initial purchase price of $10.5 million, including transaction costs of $0.2 million, was allocated to the assets and liabilities acquired based on estimated fair values as of March 31, 2006. These assets and liabilities were reflected in the accompanying consolidated balance sheet beginning on March 31, 2006, including allocations of $8.1 million to goodwill and $1.3 million to internally generated software. Additionally, $0.3 million of the purchase price was assigned to the estimated fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative use. In accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, this amount was immediately expensed in the Company’s consolidated statement of operations upon the acquisition date. This charge is reflected in direct costs of revenues (exclusive of depreciation and amortization below) in the accompanying consolidated statement of operations for the year ended December 31, 2006.
During 2007, the Company paid the former Vianeta shareholders approximately $1.5 million as payment in full for all amounts due under the technology and sales contingencies portion of the consideration. As of December 31, 2007, approximately $0.2 million in post-acquisition liabilities, which are related to certain tax filings, remain and are included in other current liabilities in the accompanying consolidated balance sheet.
3. Prepaid expenses and other current assets
Prepaid expenses and other current assets at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Prepaid expenses	$1,437	$1,702
Income taxes receivable	781	127
Due from affiliate	251	114
Receivable from HealthScribe escrow fund	1,090	—
Other	901	1,520

Total prepaid expenses and other current assets	$4,460	$3,463

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
4. Property and Equipment, Net
Property and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Furniture and equipment	$2,030	$1,522
Leasehold improvements	4,846	4,576
Computer equipment and software	22,066	17,526

	28,942	23,624
Less accumulated depreciation and amortization	(16,195)	(11,189)

Property and equipment, net	$12,747	$12,435

Depreciation expense, including amortization on equipment under capital lease obligations, of $5.4 million, $4.8 million and $5.6 million was recorded in the accompanying consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively. In connection with the March 2006 Vianeta acquisition, all assets were valued at their respective fair values as of the transaction date, and accordingly, accumulated depreciation on assets on the valuation date has been eliminated. The amounts above include assets under capital lease obligations of $0.1 million as of both December 31, 2007 and 2006.
In connection with the relocation of its Franklin, Tennessee corporate headquarters during the fourth quarter of 2006, the Company incurred $2.9 million of capital expenditures, of which $2.1 million were paid for through tenant incentive allowances. An additional $0.2 million of capital expenditures were incurred during 2007 in connection with the relocation. In accordance with the provisions of SFAS No. 34, “Capitalization of Interest Cost” (“SFAS No. 34”), capitalized interest on the leasehold improvements of approximately $13,000 and $38,000 for the years ended December 31, 2007 and 2006, respectively, was recorded as a reduction to interest expense in the accompanying consolidated statements of operations.
5. Internal-Use Software, Net of Amortization
The Company incurs costs to develop internal-use software primarily to provide technology services to its customers. These costs are recorded under the provisions of SOP 98-1. Net purchased and developed software costs at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Software under development	$690	$621
Software placed in service	15,573	14,441

	16,263	15,062
Less accumulated amortization	(14,331)	(11,383)

Internal-use software, net	$1,932	$3,679

Interest costs on development of internal-use software have been recorded in accordance with the provisions of SFAS No. 34. Capitalized interest on these projects of approximately $23,000, $54,000 and $30,000 for the years ended December 31, 2007, 2006 and 2005, respectively, was recorded as a reduction to interest expense in the accompanying consolidated statements of operations.
Amortization on projects begins when the software is ready for its intended use and is recognized over the expected useful life, which is generally two to five years. Amortization expense related to internal-use software costs was $2.9 million, $5.8 million and $5.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, and was included in depreciation and amortization in the accompanying consolidated statements of operations. Amortization expense for the year ended December 31, 2006 included $0.6 million related to the impairment of one of the Company’s legacy clinical documentation platforms, which was decommissioned during 2007. In accordance with SFAS No. 144, the Company used future cash flows expected to be generated from this legacy platform’s remaining customers in order to determine the impairment amount.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
6. Customer Contracts
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
The components of the Company’s customer contracts are as follows:

	December 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer contracts	$63,864	$(49,896)	$63,864	$(33,921)
Amortization expense for customer contracts for the years ended December 31, 2007, 2006 and 2005 was $16.0 million, $16.0 million, and $15.9 million, respectively. The estimated remaining amortization expense for these contracts is $13.9 million and $9,000 for the years ending December 31, 2008 and 2009, respectively.
7. Other Noncurrent Assets
Other noncurrent assets of the Company at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Debt issuance costs	$2,660	$2,607
Less: accumulated amortization	(696)	(392)

Debt issuance costs, net	1,964	2,215
Cash surrender value of key man life insurance policies	546	557
Security deposits	900	578
Other	279	364

Total other noncurrent assets	$3,689	$3,714

Debt issuance costs are amortized to interest expense over the life of the applicable credit facilities using the effective interest method.
8. Other Current Liabilities
Other current liabilities of the Company at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Accrued Vianeta acquisition liabilities	$234	$1,954
Income taxes payable	—	635
Accrued interest	799	611
Short-term deferred revenue	221	480
Accrued fees for professional services	381	435
Accrued group purchasing organization fees	468	400
Reserve for sales adjustments	1,173	394
Other	1,048	929

Total other current liabilities	$4,324	$5,838

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
9. Debt
Outstanding debt obligations of the Company at December 31, 2007 and 2006 consisted of the following:

	December 31, 2007	December 31, 2006
2007 Senior Credit Facility, net of discount, with principal due at maturity on July 17, 2012; interest payable periodically at variable rates. The weighted average interest rate was 8.2% at December 31, 2007	$68,883	$—
2004 Senior Facility, net of discount, with fixed quarterly principal payments and unpaid balance due November 2010; interest payable periodically at variable rates. The interest rate was 9.9% at December 31, 2006	—	72,073
11.0% Senior Subordinated Notes, net of discount, with principal due at maturity in December 2012; interest payable semi-annually in June and December	122,878	122,584
Capital lease obligations	35	94

	191,796	194,751

Less: Current portion of long-term debt and capital lease obligations	(35)	(809)

Long-term debt and capital lease obligations, net of current portion	$191,761	$193,942

2007 Senior Credit Facility
In July 2007, the Company entered into a financing agreement (the “2007 Senior Credit Facility”), to replace the Company’s 2004 Senior Facility (as defined below). The 2007 Senior Credit Facility consists of a term loan in the original principal amount of $70.0 million and a revolving credit facility in an aggregate principal amount not to exceed $25.0 million at any time outstanding. The revolving loans and the term loan bear interest at LIBOR plus an applicable margin or a reference bank’s base rate plus an applicable margin, at the Company’s option. Under the revolving credit facility, the Company may borrow up to the lesser of $25.0 million or a loan limiter amount, as defined in the 2007 Senior Credit Facility, less amounts outstanding under letters of credit. As of December 31, 2007, the Company had $2.8 million in outstanding letters of credit. As a result, the Company’s total capacity for borrowings under the revolver portion of the 2007 Senior Credit Facility was $22.2 million as of December 31, 2007, with no amounts outstanding.
All unpaid principal amounts under the 2007 Senior Credit Facility are due at maturity on July 17, 2012. Additionally, the Company is required to perform annual excess cash flow calculations, as defined in the 2007 Senior Credit Facility, and to remit any applicable amounts to reduce the outstanding term loan balance. Based on the annual excess cash flow calculation for the year ended December 31, 2007, the Company was not required by the terms of the 2007 Senior Credit Facility to pay any amounts to reduce the outstanding term loan balance. Interest payments under the 2007 Senior Credit Facility are due monthly or at other intervals not to exceed every three months, depending on the interest elections made by the Company. At December 31, 2007, approximately $0.2 million of accrued interest was outstanding under the 2007 Senior Credit Facility and is included in other current liabilities in the accompanying consolidated balance sheet.
Under the 2007 Senior Credit Facility, Operations is the borrower. The 2007 Senior Credit Facility is secured by substantially all of the Company’s assets and is guaranteed by Spheris, Spheris Holding II and all of Operations’ subsidiaries, except SIPL. The 2007 Senior Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 2007 Senior Credit Facility also contains customary events of default, the occurrence of which could allow the collateral agent to declare any outstanding amounts to be immediately due and payable. The financial covenants contained in the 2007 Senior Credit Facility will become more restrictive over time. Future drawings under the 2007 Senior Credit Facility will be available only if, among other things, the Company is in compliance with the financial covenants and other conditions required under the 2007 Senior Credit Facility. The Company believes it was in compliance with the financial covenants in the 2007 Senior Credit Facility as of December 31, 2007.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
In connection with the borrowings under the 2007 Senior Credit Facility, the Company incurred $0.6 million and $1.1 million in debt issuance costs and debt discounts, respectively. These costs are being amortized as additional interest expense over the term of the debt. The balance of the issuance costs at December 31, 2007 of $0.6 million, net of accumulated amortization, was reflected in other noncurrent assets in the accompanying consolidated balance sheet. The debt discount at December 31, 2007 of $1.1 million was reflected as a reduction in the carrying amount of the debt under the 2007 Senior Credit Facility.
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
Senior Subordinated Notes
In December 2004, the Company issued $125.0 million of 11% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at a fixed rate of 11.0% per annum. Interest is payable in semi-annual installments through maturity on December 15, 2012.
The Company incurred $1.9 million and $2.9 million in debt issuance costs and debt discounts, respectively, in connection with the Senior Subordinated Notes. These costs are being amortized as additional interest expense over the term of the Senior Subordinated Notes. The remaining balance of the issuance costs at December 31, 2007 of $1.4 million, net of accumulated amortization, was reflected in other noncurrent assets in the accompanying consolidated balance sheet. The remaining debt discount at December 31, 2007 of $2.1 million was reflected as a reduction in the carrying amount of the Senior Subordinated Notes.
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
The Company completed the sale and issuance of the Senior Subordinated Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). During 2006, the Company filed a registration statement on Form S-4 (Registration No. 333-132641) with the SEC to exchange the Senior Subordinated Notes for a new issuance of identical debt securities that are registered under the Securities Act. The exchange offer was completed during June 2006.
Scheduled maturities of the Company’s debt obligations, excluding capital lease obligations, are as follows:

2012	$195,000

Total	$195,000

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
10. Contractual Obligations
The following summarizes future minimum payments under the Company’s contractual obligations as of December 31, 2007:

	Operating		Purchase
	Leases	Capital Leases	Obligations
2008	$2,755	$36	$2,806
2009	2,661	—	2,170
2010	2,719	—	1,900
2011	2,542	—	—
2012	2,635	—	—
Thereafter	9,312	—	—

Total minimum lease payments	$22,624	$36	$6,876

The Company leases certain equipment and office space under noncancellable operating leases. The majority of the operating leases contain annual escalation clauses. Rental expense for these operating leases is recognized on a straight-line basis over the term of the lease. Total rent expense for the years ended December 31, 2007, 2006 and 2005 was $1.9 million, $1.6 million and $1.6 million, respectively, under these lease obligations. As of December 31, 2007, the Company had $0.9 on deposit as security for certain operating leases. The deposits are included in other noncurrent assets in the accompanying consolidated balance sheet. Additionally, the Company’s Franklin, Tennessee corporate office lease is secured by a $0.5 million letter of credit issued under the 2007 Senior Credit Facility.
The Company also leases certain office equipment and hardware under capital leases as defined in accordance with the provisions of SFAS No. 13, “Accounting for Leases”. The related assets under capital lease obligations are included in property and equipment, net in the accompanying consolidated balance sheets. Amortization expense related to assets under capital leases was $0.1 million, $0.2 million and $0.2 million, respectively, for the years ended December 31, 2007, 2006 and 2005 and was included in depreciation and amortization in the accompanying consolidated statements of operations. Future minimum payments under capital leases include interest of approximately $1,000. The present value of net minimum capital lease payments is approximately $35,000, all of which is classified as currently due in current portion of long-term debt and capital lease obligations in the accompany consolidated balance sheet at December 31, 2007.
Purchase obligations represent contractual commitments with telecommunications vendors that include minimum purchase obligations.
11. Stockholders’ Equity
Subsequent to the November 2004 Recapitalization, Spheris Holding III approved the establishment of the Spheris Holding III, Inc. Stock Incentive Plan (the “Plan”) for issuance of common stock to employees, non-employee directors and other designated persons providing substantial services to the Company. As of December 31, 2007, 15.6 million shares have been authorized for issuance under the Plan. Shares are subject to restricted stock and stock option agreements and typically vest over a three or four-year period. As of December 31, 2007, an aggregate of 12.4 million shares of restricted stock and 2.2 million stock options were issued and outstanding under the Plan. As these shares were issued for services to be provided to the Company, compensation expense of $0.4 million, $0.3 million and $0.1 million was reflected in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
12. Income Taxes
Income tax benefit on income (loss) consisted of the following for the periods presented:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Current:
Federal	$17	$93	$23
State	226	512	498
Foreign	59	403	—

Total current provision	302	1,008	521

Deferred:
Federal	(6,680)	(4,256)	(5,303)
State	384	(971)	(312)
Foreign	138	(264)	(32)

Total deferred benefit	(6,158)	(5,491)	(5,647)

Total benefit for income taxes	$(5,856)	$(4,483)	$(5,126)

A reconciliation of the U.S. federal statutory rate to the effective rate is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Federal tax at statutory rate	$(5,854)	$(5,674)	$(5,224)
State income taxes	(90)	(641)	(608)
Permanent differences	285	82	763
Foreign tax / tax holiday	(18)	349	(685)
Increase in valuation allowance	47	1,424	662
Tax credits	(219)	(93)	—
Other	(7)	70	(34)

Total benefit for income taxes	$(5,856)	$(4,483)	$(5,126)

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
The components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$599	$455
Accrued liabilities	3,008	2,660
Depreciation	625	868
Net operating losses — federal	33,875	33,890
Net operating losses — state	2,781	3,357
Net operating losses — foreign	—	410
Tax credits	599	380
Amortization expense — goodwill and start-up costs	539	939
Other	1,239	574

Total deferred tax assets	43,265	43,533
Valuation allowance	(34,212)	(34,706)

Net deferred tax assets	9,053	8,827

Deferred tax liabilities:
Amortization expense -customer list and technology	(4,468)	(11,330)
Other	(1,291)	(902)

Total deferred tax liabilities	(5,759)	(12,232)

Net deferred tax liabilities	$3,294	$(3,405)

The Company’s deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets at December 31, 2007 and 2006 as follows:

	2007	2006
Deferred taxes (current assets)	$3,386	$2,775
Deferred tax liabilities (long-term liabilities)	(92)	(6,180)

Net deferred tax liabilities	$3,294	$(3,405)

In accordance with the provisions of SFAS No. 109, the Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance decreased by $0.5 million in 2007 and increased by $1.3 million in 2006. To the extent valuation allowance is released that was previously recorded as a result of business combinations, the offsetting credit will be recognized first as a reduction to goodwill, then to other intangible assets, and lastly as a reduction in the current period’s income tax provision. During 2007 and 2006, $0.3 million and $0.1 million, respectively, of net valuation allowance was released and charged against goodwill as a result of the utilization of state net operating losses. The valuation allowance released and charged against goodwill was related to the November 2004 Recapitalization.
In the United States, the Company currently benefits from federal and state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforwards available to reduce future taxable income were $99.6 million and $99.7 million at December 31, 2007 and 2006, respectively, and began to expire in 2007. State net operating loss carryforwards at December 31, 2007 and 2006 were $65.5 million and $68.3 million, respectively, and began to expire in 2005. The majority of these federal and state net operating loss carryforwards are restricted due to limitations associated with ownership change, and as such, are fully reserved to reduce the amount that is more likely than not to be realized. In addition, the Company has alternative minimum tax credits which do not have an expiration date and certain other federal tax credits that will begin to expire in 2014.
In connection with the HealthScribe acquisition, the Company acquired a wholly-owned Indian subsidiary, SIPL. The Company accounts for income taxes associated with SIPL in accordance with SFAS No. 109 following Indian tax guidelines. The Company is permanently reinvested in SIPL; accordingly, deferred taxes have not been provided on the outside basis differences. As of December 31, 2007 and 2006, the Company’s tax basis in its SIPL shares exceeded the book basis by $1.7 million and $1.3 million, respectively. These basis differences are not expected to reverse in the foreseeable future.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
In connection with the Vianeta acquisition, no tax attributes were acquired other than deferred tax liabilities resulting from the value assigned to identifiable intangibles. A portion of goodwill related to the Vianeta acquisition is anticipated to be deductible for federal and state income tax purposes.
Spheris Holding III and related subsidiaries (the “filing group members”) file their U.S. federal and certain state income tax returns on a consolidated, unitary, combined or similar basis. To accurately reflect each filing group member’s share of consolidated tax liabilities on separate company books and records, on November 5, 2004, Spheris Holding III and each of its subsidiaries entered into a tax sharing agreement. Under the terms of the tax sharing agreement, each subsidiary of Spheris Holding III is obligated to make payments on behalf of Spheris Holding III equal to the amount of the federal and state income taxes that its subsidiaries would have owed if such subsidiaries did not file federal and state income tax returns on a consolidated, unitary, combined or similar basis. Likewise, Spheris Holding III may make payments to subsidiaries if it benefits from the use of a subsidiary loss or other tax benefit. The tax sharing agreement allows each subsidiary to bear its respective tax burden (or enjoy use of a tax benefit, such as a net operating loss) as if its return was prepared on a stand-alone basis. To date, no amounts have been paid under this agreement.
Operations pays certain franchise tax obligations on behalf of Spheris Holding III. Approximately $0.3 million of payments by Operations related to these taxes are reflected by the Company as a receivable due from affiliate and included as a component of prepaid expenses and other current assets in the accompanying consolidated balances sheet as of December 31, 2007.
The Company adopted the provisions of FIN No. 48 effective January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Company’s results of operations for the year ended December 31, 2007. The Company has analyzed filing positions for all federal, state and international jurisdictions for all open tax years where it is required to file income tax returns. Although the Company files state tax returns in every state in which it has a legal obligation to do so, it has identified the following as “major” tax jurisdictions, as defined in FIN No. 48: the Company’s federal return and state returns in Tennessee, Michigan, and Texas, as well as the Indian return. Within these major jurisdictions, the Company has tax examinations in progress related to transfer pricing rates for its Indian facilities and significant federal and state net operating loss carryovers, for which the earliest open tax year is 1996. Based on the facts of this examination, the Company believes that it is more likely than not that it will be successful in supporting its current positions related to its applicable filings. The Company believes that all income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments resulting in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48.
13. Employee Benefit Plans
During 2002, the Company created an employee savings plan, the Spheris Operations 401(k) Plan (the “Spheris 401(k) Plan”), which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code (“IRC”). Under the provisions of the Spheris 401(k) Plan, participants may elect to contribute up to 75% of their compensation, up to the amount permitted under the IRC. The Company also sponsors the Spheris Operations Amended and Restated Deferred Compensation Plan (the “Deferred Compensation Plan”). Under the provisions of the Deferred Compensation Plan, participants may elect to defer up to 50% of base salary and up to 100% of incentive pay, as defined in the plan. The Company has historically elected to match 50% of the employees’ first 4% of wages deferred, in aggregate, to the Spheris 401(k) Plan. In the event the Spheris 401(k) Plan participant’s contributions are limited under provisions of the IRC and the participant is also deferring amounts into the Deferred Compensation Plan, then such matching amounts may be made to the Deferred Compensation Plan. These matching contributions are optional at the Company’s discretion. The Company made cash contributions in 2007 and 2006 of $1.2 million and $1.1 million respectively, related to matches for the 2006 and 2005 plan years and has accrued $1.2 million in matching contributions to be made during 2008 related to the 2007 plan year.
The Company offers medical benefits to substantially all full-time employees through the use of both Company and employee contributions to third-party insurance providers. The Company is significantly self-insured for certain losses related to medical claims. The Company’s expense for these benefits totaled $4.1 million, $8.7 million and $9.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
14. Commitments and Contingencies
Litigation
On November 6, 2007, the Company was sued for patent infringement by Anthurium Solutions, Inc. in the U.S. District Court for the Eastern District of Texas, alleging that the Company had infringed and continues to infringe United States Patent No. 7,031,998 through the Company’s use of its Clarity technology platform. The compliant also alleges claims against MedQuist Inc. and Arrendale Associates, Inc., and seeks injunctive relief and unspecified damages, including enhanced damages and attorneys’ fees. The Company timely filed its answer and a counterclaim seeking a declaratory judgment of non-infringement and invalidity. No scheduling order has been issued, and no pretrial dates have been set. Although the Company currently believes these claims are without merit, the Company’s investigation of the claims is ongoing while it awaits preliminary infringement contentions from the plaintiff. The litigation is in the early stages and the Company plans to vigorously defend against the claim of infringement and pursue all available defenses.
The Company is also subject to various other claims and legal actions that arise in the ordinary course of business. In the opinion of management, any amounts for probable exposures are adequately reserved for in the Company’s consolidated financial statements, and the ultimate resolution of such matters is not expected to have a material adverse effect on the Company’s financial position or results of operations.
Employment Agreements
The Company has employment agreements with certain members of senior management that provide for the payment to these persons of amounts equal to their applicable base salary, unpaid annual bonus and health insurance premiums over the applicable periods specified in their individual employment agreements in the event the employee’s employment is terminated without cause or certain other specified reasons. The maximum contingent liabilities, excluding any earned but unpaid bonuses accrued in the accompanying consolidated financial statements, under these agreements are $1.8 million and $2.1 million at December 31, 2007 and 2006, respectively.
Tax Assessment
During the fourth quarter of 2006, SIPL received notification of a tax assessment resulting from a transfer pricing tax audit by Indian income tax authorities amounting to $1.7 million including penalties and interest, which was subsequently adjusted to $1.4 million, for the fiscal tax period ended March 31, 2004 (the “2004 Assessment”). In January 2007, the Company filed a formal appeal with the India Commissioner of Income Tax. Prior to resolution of the Company’s appeals process, the Indian income tax authorities have required the Company to make advance payments toward the 2004 Assessment of $1.1 million. Any amounts paid by the Company related to the 2004 Assessment are subject to a claim by the Company for reimbursement against the HealthScribe acquisition escrow funds. The Company has recorded its assessment payments made to the Indian income tax authorities with corresponding receivables from the escrow funds in the Company’s consolidated financial statements. Accordingly, $1.1 million is reflected as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2007.
During 2007, the Company received notice from the Indian income tax authorities of a potential audit of transfer pricing amounts for the tax year ended March 31, 2005. In the event that additional amounts are assessed to the Company related to transfer pricing disputes for the tax year ended March 31, 2005, the Company currently intends to file appeals for any such assessments as well. Assessment amounts for the tax year ended March 31, 2005 also would be subject to a claim under the HealthScribe acquisition escrow agreement for periods prior to the Company’s acquisition of HealthScribe in December 2004.
The Company intends to vigorously pursue all avenues with the Indian taxing authorities, legal and administrative agencies, and if necessary, the Indian courts to rescind the assessments. If the assessments were brought forward from March 31, 2004 through December 31, 2007, a reasonable estimate of additional liability could range from zero to $7.3 million, contingent upon the final outcome of the claim. Payment of such amounts would also result in potential credit adjustments to the Company’s U.S. federal tax returns. The Company currently believes that it is more likely than not that it will be successful in supporting its position relating to these assessments. Accordingly, in accordance with FIN No. 48, the Company has not recorded any accrual for contingent liabilities associated with the tax assessments as of December 31, 2007 or December 31, 2006.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
15. Information Concerning Guarantor and Non-Guarantor Subsidiaries
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
The following condensed consolidating schedules present financial information of Spheris, the Guarantors, and the Non-Guarantor as of December 31, 2007 and 2006 and for the years ended December 31, 2007 and 2006:
Consolidating Balance Sheet
(Amounts in Thousands)

	December 31, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Assets
Current assets
Unrestricted cash and cash equivalents	$5	$4,967	$2,223	$—	$7,195
Restricted cash	—	309	—	—	309
Accounts receivable, net of allowance	—	33,595	—	—	33,595
Intercompany receivables	66,500	119,394	7,303	(193,197)	—
Deferred taxes	—	3,386	—	—	3,386
Prepaid expenses and other current assets	—	2,467	1,993	—	4,460

Total current assets	66,505	164,118	11,519	(193,197)	48,945

Property and equipment, net	—	10,536	2,211	—	12,747
Internal-use software, net	—	1,932	—	—	1,932
Customer contracts, net	—	13,968	—	—	13,968
Goodwill	—	218,841	—	—	218,841
Investment in subsidiaries	305,285	—	—	(305,285)	—
Other noncurrent assets	1,412	1,528	749	—	3,689

Total assets	$373,202	$410,923	$14,479	$(498,482)	$300,122

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$3,858	$379	$—	$4,237
Accrued wages and benefits	—	14,082	4,048	—	18,130
Intercompany payables	119,394	73,803	—	(193,197)	—
Current portion of long-term debt and capital lease obligations	—	35	—	—	35
Other current liabilities	573	3,614	137	—	4,324

Total current liabilities	119,967	95,392	4,564	(193,197)	26,726

Long-term debt and capital lease obligations, net of current portion	122,878	68,883	—	—	191,761
Deferred tax liabilities	—	678	(586)	—	92
Other long-term liabilities	—	4,801	56	—	4,857

Total liabilities	242,845	169,754	4,034	(193,197)	223,436

Stockholders’ equity	130,357	241,169	10,445	(305,285)	76,686

Total stockholders’ equity	130,357	241,169	10,445	(305,285)	76,686

Total liabilities and stockholders’ equity	$373,202	$410,923	$14,479	$(498,482)	$300,122

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Consolidating Balance Sheet
(Amounts in Thousands)

	December 31, 2006
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Assets
Current assets
Unrestricted cash and cash equivalents	$4	$4,918	$1,401	$—	$6,323
Restricted cash	—	529	—	—	529
Accounts receivable, net of allowance	—	33,576	—	—	33,576
Intercompany receivables	72,371	45,079	6,968	(124,418)	—
Deferred taxes	—	2,775	—	—	2,775
Prepaid expenses and other current assets	125	3,015	323	—	3,463

Total current assets	72,500	89,892	8,692	(124,418)	46,666

Property and equipment, net	—	10,039	2,396	—	12,435
Internal-use software, net	—	3,679	—	—	3,679
Customer contracts, net	—	29,943	—	—	29,943
Goodwill	—	219,311	—	—	219,311
Investment in subsidiaries	305,285	—	—	(305,285)	—
Other noncurrent assets	2,215	1,183	316	—	3,714

Total assets	$380,000	$354,047	$11,404	$(429,703)	$315,748

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$2,071	$449	$—	$2,520
Accrued wages and benefits	—	14,329	2,737	—	17,066
Intercompany payables	45,079	79,339	—	(124,418)	—
Current portion of long-term debt and capital lease obligations	750	59	—	—	809
Other current liabilities	610	5,058	170	—	5,838

Total current liabilities	46,439	100,856	3,356	(124,418)	26,233

Long-term debt and capital lease obligations, net of current portion	193,907	35	—	—	193,942
Deferred tax liabilities	—	6,624	(444)	—	6,180
Other long-term liabilities	—	2,755	—	—	2,755

Total liabilities	240,346	110,270	2,912	(124,418)	229,110

Stockholders’ equity	139,654	243,777	8,492	(305,285)	86,638

Total stockholders’ equity	139,654	243,777	8,492	(305,285)	86,638

Total liabilities and stockholders’ equity	$380,000	$354,047	$11,404	$(429,703)	$315,748

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Consolidating Statement of Operations
(Amounts in Thousands)

	For the Year Ended December 31, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$200,392	$22,237	$(22,237)	$200,392

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	147,122	19,209	(22,237)	144,094
Marketing and selling expenses	—	4,781	—	—	4,781
General and administrative expenses	57	19,446	389	—	19,892
Depreciation and amortization	—	23,203	1,070	—	24,273

Total operating costs	57	194,552	20,668	(22,237)	193,040

Operating income (loss)	(57)	5,840	1,569	—	7,352

Loss on refinance of debt	1,828	—	—	—	1,828
Interest expense, net	18,540	2,645	(14)	—	21,171
Other (income) expense	(5,500)	6,512	558	—	1,570

Net income (loss) before income taxes	(14,925)	(3,317)	1,025	—	(17,217)

Provision for (benefit from) income taxes	(5,628)	(338)	110	—	(5,856)

Net income (loss)	$(9,297)	$(2,979)	$915	$—	$(11,361)

Consolidating Statement of Operations
(Amounts in Thousands)

	For the Year Ended December 31, 2006
	Issuer		Non
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$207,141	$17,313	$(17,313)	$207,141

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	154,179	15,254	(17,313)	152,120
Marketing and selling expenses	—	5,392	—	—	5,392
General and administrative expenses	116	18,858	—	—	18,974
Depreciation and amortization	—	25,706	847	—	26,553

Total operating costs	116	204,135	16,101	(17,313)	203,039

Operating income (loss)	(116)	3,006	1,212	—	4,102

Interest expense, net	16,015	5,132	(11)	—	21,136
Other income	—	(186)	(215)	—	(401)

Net income (loss) before income taxes	(16,131)	(1,940)	1,438	—	(16,633)

Provision for (benefit from) income taxes	(6,245)	1,577	185	—	(4,483)

Net income (loss)	$(9,886)	$(3,517)	$1,253	$—	$(12,150)

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Consolidating Statement of Cash Flows
(Amounts in Thousands)

	For the Year Ended December 31, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$73,501	$(60,563)	$672	$—	$13,610

Net cash provided by (used in) operating activities	73,501	(60,563)	672	—	13,610

Cash flows from investing activities:
Purchases of property and equipment	—	(6,012)	(888)	—	(6,900)
Purchase of Vianeta, net of cash acquired	—	(1,547)	—	—	(1,547)

Net cash used in investing activities	—	(7,559)	(888)	—	(8,447)

Cash flows from financing activities:
Proceeds from debt	—	71,320	—	—	71,320
Payments on debt and capital leases	(73,500)	(2,566)	—	—	(76,066)
Debt issuance costs	—	(583)	—	—	(583)

Net cash provided by (used in) financing activities	(73,500)	68,171	—	—	(5,329)

Effect of exchange rate change on cash and cash equivalents	—	—	1,038	—	1,038

Net increase in unrestricted cash and cash equivalents	1	49	822	—	872
Unrestricted cash and cash equivalents, at beginning of period	4	4,918	1,401	—	6,323

Unrestricted cash and cash equivalents, at end of period	$5	$4,967	$2,223	$—	$7,195

Consolidating Statement of Cash Flows
(Amounts in Thousands)

	For the Year Ended December 31, 2006
	Issuer		Non
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$1,205	$4,438	$2,133	$—	$7,776

Net cash provided by operating activities	1,205	4,438	2,133	—	7,776

Cash flows from investing activities:
Purchases of property and equipment	—	(6,320)	(865)	—	(7,185)
Investment in affiliates	(8,000)	—	—	8,000	—
Purchase of Vianeta, net of cash acquired	—	(7,788)	—	—	(7,788)

Net cash used in investing activities	(8,000)	(14,108)	(865)	8,000	(14,973)

Cash flows from financing activities:
Payments on debt and capital leases	(750)	(232)	—	—	(982)
Debt issuance costs	(452)	—	—	—	(452)
Capital contributions from Parent Investors	8,000	8,000	—	(8,000)	8,000

Net cash provided by financing activities	6,798	7,768	—	(8,000)	6,566

Effect of exchange rate change on cash and cash equivalents	—	—	(385)	—	(385)

Net increase (decrease) in unrestricted cash and cash equivalents	3	(1,902)	883	—	(1,016)
Unrestricted cash and cash equivalents, at beginning of period	1	6,820	518	—	7,339

Unrestricted cash and cash equivalents, at end of period	$4	$4,918	$1,401	$—	$6,323

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2007
16. Selected Quarterly Financial Information (Unaudited)
The following table presents summarized unaudited quarterly results of operations for the years ended December 31, 2007 and 2006. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Net revenues	$52,347	$50,505	$48,943	$48,597
Depreciation and amortization	6,111	6,022	6,039	6,101
Operating income	2,126	2,453	1,546	1,227
Interest expense, net	5,434	5,419	5,280	5,038
Benefit from income taxes	(1,184)	(1,582)	(1,872)	(1,218)
Net loss	(2,149)	(1,838)	(3,541)	(3,833)

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Net revenues	$51,973	$52,335	$51,458	$51,375
Depreciation and amortization	6,557	6,566	6,590	6,840
Operating income	1,146	1,061	638	1,257
Interest expense, net	5,140	5,156	5,353	5,487
Benefit from income taxes	(1,147)	(1,303)	(1,446)	(587)
Net loss	(2,914)	(2,787)	(3,067)	(3,382)