Form 10-Q
period 2008-03-31
Spheris Inc.
filed 2008-05-14
CIK 1355804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
COMMISSION FILE NUMBER: 333-132641
SPHERIS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1805254 (I.R.S. Employer Identification No.)

9009 Carothers Pkwy, Suite C-3 Franklin, Tennessee (Address of principal executive offices)	37067 (Zip Code)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of May 12, 2008, 100%, or 10 shares, of Spheris Inc.’s common stock outstanding was owned by Spheris Holding II, Inc., its sole stockholder.

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
Unless this Quarterly Report on Form 10-Q (this “Quarterly Report”) indicates otherwise or the context otherwise requires, the terms “we”, “us”, “our”, “Company” or “Spheris” as used in this Quarterly Report refer to Spheris Inc. and its subsidiaries as of March 31, 2008.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Spheris Inc.
Financial Statements
For the Quarterly Period Ended March 31, 2008

Spheris Inc.
Condensed Consolidated Balance Sheets
(Amounts in Thousands, Except Share Amounts)

	(Unaudited)
	March 31, 2008	December 31, 2007

Assets
Current assets
Unrestricted cash and cash equivalents	$3,733	$7,195
Restricted cash	309	309
Accounts receivable, net of allowance of $1,484 and $1,569, respectively	34,471	33,595
Deferred taxes	3,321	3,386
Prepaid expenses and other current assets	5,170	4,460

Total current assets	47,004	48,945

Property and equipment, net	12,522	12,747
Internal-use software, net	1,676	1,932
Customer contracts, net	9,974	13,968
Goodwill	218,841	218,841
Deferred taxes	2,141	—
Other noncurrent assets	3,838	3,689

Total assets	$295,996	$300,122

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,524	$4,237
Accrued wages and benefits	13,945	18,130
Current portion of long-term debt and capital lease obligations	19	35
Other current liabilities	8,524	4,324

Total current liabilities	26,012	26,726

Long-term debt and capital lease obligations, net of current portion	191,889	191,761
Deferred tax liabilities	—	92
Other long-term liabilities	5,902	4,857

Total liabilities	223,803	223,436

Commitments and contingencies

Common stock, $0.01 par value, 100 shares authorized, 10 shares issued and outstanding	—	—
Other comprehensive income	726	564
Contributed capital	111,326	111,158
Accumulated deficit	(39,859)	(35,036)

Total stockholders’ equity	72,193	76,686

Total liabilities and stockholders’ equity	$295,996	$300,122

See accompanying notes.

Spheris Inc.
Condensed Consolidated Statements of Operations
(Unaudited and Amounts in Thousands)

	Three Months ended March 31,
	2008	2007

Net revenues	$49,270	$52,347

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	36,488	37,908
Marketing and selling expenses	1,310	1,255
General and administrative expenses	6,289	4,947
Depreciation and amortization	5,910	6,111

Total operating costs	49,997	50,221

Operating (loss) income	(727)	2,126

Interest expense, net of income	4,930	5,434
Other expense	1,354	25

Net loss before income taxes	(7,011)	(3,333)

Benefit from income taxes	(2,188)	(1,184)

Net loss	$(4,823)	$(2,149)

See accompanying notes.

Spheris Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited and Amounts in Thousands)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(4,823)	$(2,149)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,910	6,111
Amortization of acquired technology	162	162
Deferred taxes	(2,168)	(1,388)
Change in fair value of derivative financial instruments	1,255	85
Amortization of debt discounts and issuance costs	153	234
Other non-cash items	170	89
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(876)	934
Prepaid expenses and other current assets	(846)	(938)
Accounts payable	(713)	(450)
Accrued wages and benefits	(4,185)	(2,587)
Other current liabilities	4,176	3,315
Other noncurrent assets and liabilities	(386)	468

Net cash (used in) provided by operating activities	(2,171)	3,886

Cash flows from investing activities:
Purchases of property and equipment	(1,272)	(1,084)
Purchase and development of internal-use software	(165)	(101)

Net cash used in investing activities	(1,437)	(1,185)

Cash flows from financing activities:
Payments on debt and capital leases	(16)	(202)

Net cash used in financing activities	(16)	(202)

Effect of exchange rate change on cash and cash equivalents	162	90

Net (decrease) increase in unrestricted cash and cash equivalents	(3,462)	2,589
Unrestricted cash and cash equivalents, at beginning of period	7,195	6,323

Unrestricted cash and cash equivalents, at end of period	$3,733	$8,912

See accompanying notes.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
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
Spheris and its direct or indirect wholly-owned subsidiaries: Operations, Spheris Leasing LLC, Spheris Canada Inc., Spheris, India Private Limited (“SIPL”) and Vianeta (sometimes referred to collectively as the “Company”), provide clinical documentation technology and services to more than 500 health systems, hospitals and group medical practices located throughout the United States. The Company receives medical dictation in digital format from subscribing physicians, converts the dictation into text format, stores specific data elements from the records, then transmits the completed medical record to the originating physician in the prescribed format. As of March 31, 2008, the Company employed approximately 5,500 skilled medical language specialists (“MLS”) in the U.S., Canada and India. More than 2,300 of these MLS work out of the Company’s facilities in India, making the Company one of the largest global providers of clinical documentation technology and services.
Reporting Unit and Principles of Condensed Consolidation
Prior to its acquisition by certain institutional investors in November 2004 (the “November 2004 Recapitalization”), Spheris was a wholly-owned subsidiary of Holdings. Subsequent to the November 2004 Recapitalization, Spheris became a wholly-owned subsidiary of Spheris Holding II, Inc. (“Spheris Holding II”), and an indirect wholly-owned subsidiary of Spheris Holding III, Inc. (“Spheris Holding III”), an entity owned by affiliates of Warburg Pincus LLC and TowerBrook Capital Partners LLC (together, the “Parent Investors”), and indirectly by certain members of Spheris’ management team. For all periods presented in the accompanying condensed consolidated financial statements and footnotes, Spheris is the reporting unit. All dollar amounts shown in these condensed consolidated financial statements and tables in the notes are in thousands unless otherwise noted. The condensed consolidated financial statements include the financial statements of Spheris, including its direct or indirect wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Additionally, the accompanying interim condensed consolidated financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in year-end financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
SFAS No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). With the issuance of FSP FAS 157-2, the FASB delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 as it applies to certain nonfinancial assets and liabilities. The deferral is intended to provide the FASB additional time to consider the

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)
effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities. Effective January 1, 2008, the Company adopted SFAS No. 157, except as it applies to nonfinancial assets and liabilities as addressed in FSP FAS 157-2. The Company has not yet fully evaluated the impact, if any, that the implementation of SFAS No. 157 will have on nonfinancial assets and liabilities included in its financial statements.
SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the company does not report earnings) at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 became effective for the Company as of January 1, 2008. The Company did not make a fair value election pursuant to this standard at the effective date and as such, the adoption of SFAS No. 159 had no effect on its results of operations or financial position.
SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the current purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting, as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. While the Company has not yet fully evaluated the impact, if any, that the implementation of SFAS No. 141(R) will have on its results of operations or financial position, the Company has determined that it will be required to expense costs related to any future acquisitions beginning January 1, 2009.
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
SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within the derivative instruments.  SFAS No. 161 requires disclosure of the amounts and location of derivative instruments included in an entity’s financial statements, as well as the accounting treatment of such instruments under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not anticipate that the adoption of SFAS No. 161 will have a material impact on the disclosures contained within its financial statements.
Fair Value of Financial Instruments
The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations or cash flow during the quarter ending March 31, 2008, the Company is now required to provide additional disclosures as part of its financial statements.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)
SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
As of March 31, 2008, the Company held certain financial assets that are required to be measured at fair value on a recurring basis.  These included the Company’s derivative instruments — both related to interest rates and foreign currency. The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to foreign currency changes. The Company records these derivatives in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was subsequently amended by SFAS No. 138 and SFAS No. 149 (“SFAS No. 133, as amended”). SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended, requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.
The Company determines the fair value of its derivative financial instruments — both related to interest rates and foreign currency — utilizing inputs for similar or identical assets or liabilities that are either readily available in public markets, can be derived from information available in publicly quoted markets or are quoted by counterparties to these contracts.  As a result, the Company has categorized these derivative instruments as Level 2. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.
Billings from SIPL are denominated in U.S. dollars. In order to hedge against fluctuations in exchange rates, SIPL maintains a portfolio of forward currency exchange contracts. The Company’s accounting for these derivative financial instruments did not meet the hedge accounting criteria under SFAS No. 133, as amended, and related interpretations. As a result, these contracts were recorded at fair values of $0.2 million and $0.1 million as of March 31, 2008 and December 31, 2007, respectively, as a component of prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, with changes in fair value recognized as a component of other expense in the accompanying condensed consolidated statements of operations.
The Company has entered into certain interest rate management agreements to reduce its exposure to fluctuations in market interest rates under its senior secured credit facilities. The Company’s accounting for these derivative financial instruments did not meet the hedge accounting criteria under SFAS No. 133, as amended, and related interpretations. As a result, the derivatives were recorded at fair values of $2.2 million and $1.1 million as of March 31, 2008 and December 31, 2007, respectively, as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets, with changes in fair value included as a component of other expense in the accompanying condensed consolidated statement of operations.
2. Customer Contracts
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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)
The components of the Company’s customer contracts were as follows:

	March 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer contracts	$63,864	$(53,890)	$63,864	$(49,896)
Amortization expense for customer contracts for each of the three months ended March 31, 2008 and 2007 was $4.0 million. The estimated remaining amortization expense for these contracts is $10.0 million and $9,000 for the remainder of 2008 and the year ended December 31, 2009, respectively.
3. Other Comprehensive Loss
Other comprehensive loss was as follows:

	Three Months Ended March 31,
	2008	2007
Net loss	$(4,823)	$(2,149)
Foreign currency translation gain	162	90

Other comprehensive loss	$(4,661)	$(2,059)

4. Debt
Outstanding debt obligations of the Company at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007
2007 Senior Credit Facility, net of discount, with principal due at maturity on July 17, 2012; interest payable periodically at variable rates. The average interest rate was 5.8% at March 31, 2008	$68,931	$68,883
11.0% Senior Subordinated Notes, net of discount, with principal due at maturity in December 2012; interest payable semi-annually in June and December	122,958	122,878
Capital lease obligations	19	35

	191,908	191,796
Less: Current portion of long-term debt and capital lease obligations	(19)	(35)

Long-term debt and capital lease obligations, net of current portion	$191,889	$191,761

2007 Senior Credit Facility
In July 2007, the Company entered into a financing agreement (the “2007 Senior Credit Facility”), to replace the Company’s previous $100.0 million facility. The 2007 Senior Credit Facility consists of a term loan in the original principal amount of $70.0 million and a revolving credit facility in an aggregate principal amount not to exceed $25.0 million at any time outstanding. The revolving loans and the term loan bear interest at LIBOR plus an applicable margin or a reference bank’s base rate plus an applicable margin, at the Company’s option. Under the revolving credit facility, the Company may borrow up to the lesser of $25.0 million or a loan limiter amount, as defined in the 2007 Senior Credit Facility, less amounts outstanding under letters of credit. As of March 31, 2008, the Company had $2.8 million in outstanding letters of credit. As a result, the Company’s total capacity for borrowings under the revolver portion of the 2007 Senior Credit Facility was $22.2 million as of March 31, 2008, with no amounts outstanding.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)
All unpaid principal amounts under the 2007 Senior Credit Facility are due at maturity on July 17, 2012. Additionally, the Company is required to perform annual excess cash flow calculations, as defined in the 2007 Senior Credit Facility, and to remit any applicable amounts to reduce the outstanding term loan balance. Based on the annual excess cash flow calculation for the year ended December 31, 2007, the Company was not required by the terms of the 2007 Senior Credit Facility to pay any amounts to reduce the outstanding term loan balance. Interest payments under the 2007 Senior Credit Facility are due monthly or at other intervals not to exceed every three months, depending on the interest elections made by the Company. At March 31, 2008, approximately $0.2 million of accrued interest was outstanding under the 2007 Senior Credit Facility and is included in other current liabilities in the accompanying condensed consolidated balance sheet.
Under the 2007 Senior Credit Facility, Operations is the borrower. The 2007 Senior Credit Facility is secured by substantially all of the Company’s assets and is guaranteed by Spheris, Spheris Holding II and all of Operations’ subsidiaries, except SIPL. The 2007 Senior Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 2007 Senior Credit Facility also contains customary events of default, the occurrence of which could allow the collateral agent to declare any outstanding amounts to be immediately due and payable. The financial covenants contained in the 2007 Senior Credit Facility will become more restrictive over time. Future drawings under the 2007 Senior Credit Facility will be available only if, among other things, the Company is in compliance with the financial covenants and other conditions required under the 2007 Senior Credit Facility. The Company believes it was in compliance with the financial covenants in the 2007 Senior Credit Facility as of March 31, 2008.
In connection with the borrowings under the 2007 Senior Credit Facility, the Company incurred $0.6 million and $1.2 million in debt issuance costs and debt discounts, respectively. These costs are being amortized as additional interest expense over the term of the debt. The balance of the issuance costs at March 31, 2008 of $0.5 million, net of accumulated amortization, was reflected in other noncurrent assets in the Company’s condensed consolidated balance sheet. The debt discount at March 31, 2008 of $1.1 million was reflected as a reduction in the carrying amount of the debt under the 2007 Senior Secured Credit Facility.
Senior Subordinated Notes
In December 2004, the Company issued $125.0 million of 11% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at a fixed rate of 11.0% per annum. Interest is payable in semi-annual installments through maturity on December 15, 2012.
The Company incurred $1.9 million and $2.9 million in debt issuance costs and debt discounts, respectively, in connection with the Senior Subordinated Notes. These costs are being amortized as additional interest expense over the term of the Senior Subordinated Notes. The remaining balance of the issuance costs at March 31, 2008 of $1.4 million, net of accumulated amortization, was reflected in other noncurrent assets in the Company’s condensed consolidated balance sheet. The remaining debt discount at March 31, 2008 of $2.0 million was reflected as a reduction in the carrying amount of the Senior Subordinated Notes.
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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)
5. Stockholders’ Equity
Subsequent to the November 2004 Recapitalization, Spheris Holding III approved the establishment of the Spheris Holding III, Inc. Stock Incentive Plan (the “Plan”) for issuance of common stock to employees, non-employee directors and other designated persons providing substantial services to the Company. As of March 31, 2008, 15.6 million shares have been authorized for issuance under the Plan. Shares are subject to restricted stock and stock option agreements and typically vest over a three or four-year period. As of March 31, 2008, an aggregate of 12.3 million shares of restricted stock and 2.5 million stock options were issued and outstanding under the Plan. As these shares were issued for services to be provided to the Company, compensation expense of $0.2 million and $0.1 million was reflected in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, respectively.
6. Income Taxes
Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 generally requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. In accordance with the provisions of SFAS No. 109, the Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance decreased by $0.1 million in the three months ended March 31, 2008 and decreased by $0.7 million in the three months ended March 31, 2007. To the extent valuation allowance is released that was previously recorded as a result of business combinations, the offsetting credit will be recognized first as a reduction to goodwill, then to other intangible assets, and lastly as a reduction in the current period’s income tax provision. During three months ended March 31, 2007, $0.2 million of net valuation allowance was released and charged against goodwill as a result of the utilization of state net operating losses. The valuation allowance released and charged against goodwill was related to the November 2004 Recapitalization. As of March 31, 2008, the Company’s valuation allowance that is reflected as a reduction to the carrying value of its net deferred tax balances was $34.1 million.
In the United States, the Company currently benefits from federal and state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforwards available to reduce future taxable income were $99.0 million and $99.6 million at March 31, 2008 and December 31, 2007, respectively, and began to expire in 2007. The Company’s state net operating loss carryforwards at March 31, 2008 and December 31, 2007 were $64.4 million and $65.5 million, respectively, and began to expire in 2005. The majority of these federal and state net operating loss carryforwards are restricted due to limitations associated with ownership change, and as such, are fully reserved to reduce the amount that is more likely than not to be realized. In addition, the Company has alternative minimum tax credits which do not have an expiration date and certain other federal tax credits that will begin to expire in 2014.
The Company recognized a $2.2 million income tax benefit during the three months ended March 31, 2008, as compared to a $1.2 million income tax benefit during the same period in 2007. The change in the total effective tax rate as compared to the prior year period resulted from $1.3 million of nondeductible expenses relating to a transaction that was not consummated.
In connection with the HealthScribe acquisition, the Company acquired a wholly-owned Indian subsidiary, SIPL. The Company accounts for income taxes associated with SIPL in accordance with SFAS No. 109 following Indian tax guidelines. The Company is permanently reinvested in SIPL; accordingly, deferred taxes have not been provided on the outside basis differences. As of March 31, 2008 and December 31, 2007, the Company’s tax basis in its SIPL shares exceeded the book basis by $1.8 million and $1.7 million, respectively. These basis differences are not expected to reverse in the foreseeable future.
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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)
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
Operations pays certain franchise tax obligations on behalf of Spheris Holding III. Approximately $0.4 million of payments by Operations related to these taxes are reflected as a receivable due from affiliate and included as a component of other current assets in the accompanying condensed consolidated balance sheet as of March 31, 2008.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN No. 48”), effective January 1, 2007. The Company has analyzed filing positions for all federal, state and international jurisdictions for all open tax years where it is required to file income tax returns. Although the Company files state tax returns in every state in which it has a legal obligation to do so, it has identified the following as “major” tax jurisdictions, as defined in FIN No. 48: the Company’s federal return and state returns in Tennessee, Michigan and Texas, as well as the Indian return. Within these major jurisdictions, the Company has tax examinations in progress related to transfer pricing rates for its Indian facilities and significant federal and state net operating loss carryovers, for which the earliest open tax year is 1996. Based on the facts of this examination, the Company believes that it is more likely than not that it will be successful in supporting its current positions related to its applicable filings. The Company believes that all income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments resulting in a material adverse impact on the Company’s financial condition, results of operations or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48.
7. Commitments and Contingencies
Litigation
On November 6, 2007, the Company was sued for patent infringement by Anthurium Solutions, Inc. in the U.S. District Court for the Eastern District of Texas, alleging that the Company had infringed and continues to infringe United States Patent No. 7,031,998 through the Company’s use of its Clarity technology platform. The complaint also alleges claims against MedQuist Inc. and Arrendale Associates, Inc., and seeks injunctive relief and unspecified damages, including enhanced damages and attorneys’ fees. The Company timely filed its answer and a counterclaim seeking a declaratory judgment of non-infringement and invalidity. Although the Company currently believes these claims are without merit, the Company’s investigation of the claims is ongoing while it awaits preliminary infringement contentions from the plaintiff. The litigation is in the early stages and a trial date has not been set. The Company plans to vigorously defend against the claim of infringement and pursue all available defenses.
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
Employment Agreements
The Company has employment agreements with certain members of senior management that provide for the payment to these persons of amounts equal to the applicable base salary, unpaid annual bonus and health insurance premiums over the applicable periods specified in their individual employment agreements in the event the employee’s employment is terminated without cause or for certain other specified reasons. The maximum contingent liabilities, excluding any earned but unpaid bonuses accrued in the Company’s condensed consolidated financial statements, under these agreements were $1.5 million and $1.8 million at March 31, 2008 and December 31, 2007, respectively.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)
Tax Assessment
During the fourth quarter of 2006, SIPL received notification of a tax assessment resulting from a transfer pricing tax audit by Indian income tax authorities amounting to $1.7 million including penalties and interest, which was subsequently adjusted to $1.4 million, for the fiscal tax period ended March 31, 2004 (the “2004 Assessment”). In January 2007, the Company filed a formal appeal with the India Commissioner of Income Tax. Prior to resolution of the Company’s appeals process, the Indian income tax authorities have required the Company to make advance payments toward the 2004 Assessment of $1.1 million. Any amounts paid by the Company related to the 2004 Assessment are subject to a claim by the Company for reimbursement against the HealthScribe acquisition escrow funds. The Company has recorded its assessment payments made to the Indian income tax authorities with corresponding receivables from the escrow funds in the Company’s condensed consolidated financial statements. Accordingly, $1.1 million is reflected as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2008.
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
The Company intends to vigorously pursue all avenues with the Indian taxing authorities, legal and administrative agencies, and if necessary, the Indian courts to rescind the assessments. If the assessments were brought forward from March 31, 2004 through March 31, 2008, a reasonable estimate of additional liability could range from zero to $7.9 million, contingent upon the final outcome of the claim. Payment of such amounts would also result in potential credit adjustments to the Company’s U.S. federal tax returns. The Company currently believes that it is more likely than not that it will be successful in supporting its position relating to these assessments. Accordingly, in accordance with FIN No. 48, the Company has not recorded any accrual for contingent liabilities associated with the tax assessments as of March 31, 2008 or December 31, 2007.
8. Related Party Transactions
The Company performed services for a customer whose Chairman of the Board, President and Chief Executive Officer serves on the Company’s board of directors.  These services were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.  For the three months ended March 31, 2008, the Company recognized $0.4 million of net revenues from this customer in the accompanying condensed consolidated statement of operations.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
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
The following unaudited condensed consolidating schedules present condensed financial information of Spheris, the Guarantors and the Non-Guarantor as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007:
Condensed Consolidating Balance Sheet
(Unaudited and Amounts in Thousands)

			March 31, 2008

	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Assets
Current assets
Unrestricted cash and cash equivalents	$4	$1,333	$2,396	$—	$3,733
Restricted cash	—	309	—	—	309
Accounts receivable, net of allowance	—	34,471	—	—	34,471
Intercompany receivables	—	112,414	6,029	(118,443)	—
Deferred taxes	—	3,321	—	—	3,321
Prepaid expenses and other current assets	—	2,788	2,382	—	5,170

Total current assets	4	154,636	10,807	(118,443)	47,004

Property and equipment, net	—	10,040	2,482	—	12,522
Internal-use software, net	—	1,676	—	—	1,676
Customer contracts, net	—	9.974	—	—	9,974
Goodwill	—	218,841	—	—	218,841
Investment in subsidiaries	305,285	—	—	(305,285)	—
Deferred taxes	—	1,538	603	—	2,141
Other noncurrent assets	1,360	1,278	1,200	—	3,838

Total assets	$306,649	$397,983	$15,092	$(423,728)	$295,996

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$2,966	$558	$—	$3,524
Accrued wages and benefits	—	10,184	3,761	—	13,945
Intercompany payables	112,414	6,029	—	(118,443)	—
Current portion of long-term debt and capital lease obligations	—	19	—	—	19
Other current liabilities	4,049	4,310	165	—	8,524

Total current liabilities	116,463	23,508	4,484	(118,443)	26,012

Long-term debt and capital lease obligations, net of current portion	122,958	68,931	—	—	191,889
Other long-term liabilities	—	5,836	66	—	5,902

Total liabilities	239,421	98,275	4,550	(118,443)	223,803

Stockholders’ equity	67,228	299,708	10,542	(305,285)	72,193

Total stockholders’ equity	67,228	299,708	10,542	(305,285)	72,193

Total liabilities and stockholders’ equity	$306,649	$397,983	$15,092	$(423,728)	$295,996

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)
Condensed Consolidating Balance Sheet
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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)
Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Three Months Ended March 31, 2008
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$49,270	$5,905	$(5,905)	$49,270

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	37,053	5,340	(5,905)	36,488
Marketing and selling expenses	—	1,310	—	—	1,310
General and administrative expenses	1	6,074	214	—	6,289
Depreciation and amortization	—	5,605	305	—	5,910

Total operating costs	1	50,042	5,859	(5,905)	49,997

Operating income (loss)	(1)	(772)	46	—	(727)

Interest expense, net of income	14,609	(9,672)	(7)	—	4,930
Other (income) expense	5,500	(4,380)	234	—	1,354

Net income (loss) before income taxes	(20,110)	13,280	(181)	—	(7,011)

Provision for (benefit from) income taxes	(6,981)	4,909	(116)	—	(2,188)

Net income (loss)	$(13,129)	$8,371	$(65)	$—	$(4,823)

Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Three Months Ended March 31, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$52,347	$4,693	$(4,693)	$52,347

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	38,603	3,998	(4,693)	37,908
Marketing and selling expenses	—	1,255	—	—	1,255
General and administrative expenses	32	4,843	72	—	4,947
Depreciation and amortization	—	5,847	264	—	6,111

Total operating costs	32	50,548	4,334	(4,693)	50,221

Operating income (loss)	(32)	1,799	359	—	2,126

Interest expense, net of income	4,119	1,317	(2)	—	5,434
Other expense	—	5	20	—	25

Net income (loss) before income taxes	(4,151)	477	341	—	(3,333)

Provision for (benefit from) income taxes	619	(1,841)	38	—	(1,184)

Net income (loss)	$(4,770)	$2,318	$303	$—	$(2,149)

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)
Condensed Consolidating Statement of Cash Flows
(Unaudited and Amounts in Thousands)

	For the Three Months Ended March 31, 2008
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(1)	$(2,397)	$227	$—	$(2,171)

Net cash (used in) provided by operating activities	(1)	(2,397)	227	—	(2,171)

Cash flows from investing activities:
Purchases of property and equipment	—	(1,056)	(216)	—	(1,272)
Purchase and development of internal-use software	—	(165)	—	—	(165)

Net cash used in investing activities	—	(1,221)	(216)	—	(1,437)

Cash flows from financing activities:
Payments on debt and capital leases	—	(16)	—	—	(16)

Net cash used in financing activities	—	(16)	—	—	(16)

Effect of exchange rate change on cash and cash equivalents	—	—	162	—	162

Net (decrease) increase in unrestricted cash and cash equivalents	(1)	(3,634)	173	—	(3,462)
Unrestricted cash and cash equivalents, at beginning of period	5	4,967	2,223	—	7,195

Unrestricted cash and cash equivalents, at end of period	$4	$1,333	$2,396	$—	$3,733

Condensed Consolidating Statement of Cash Flows
(Unaudited and Amounts in Thousands)

	For the Three Months Ended March 31, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$190	$3,302	$394	$—	$3,886

Net cash provided by operating activities	190	3,302	394	—	3,886

Cash flows from investing activities:
Purchases of property and equipment	—	(930)	(154)	—	(1,084)
Purchase and development of internal-use software	—	(101)	—	—	(101)

Net cash used in investing activities	—	(1,031)	(154)	—	(1,185)

Cash flows from financing activities:
Payments on debt and capital leases	(188)	(14)	—	—	(202)

Net cash used in financing activities	(188)	(14)	—	—	(202)

Effect of exchange rate change on cash and cash equivalents	—	—	90	—	90

Net increase in unrestricted cash and cash equivalents	2	2,257	330	—	2,589
Unrestricted cash and cash equivalents, at beginning of period	4	4,918	1,401	—	6,323

Unrestricted cash and cash equivalents, at end of period	$6	$7,175	$1,731	$—	$8,912

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this document. Data for the three months ended March 31, 2008 and 2007 has been derived from our unaudited condensed consolidated financial statements.
FORWARD LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, those statements including the words “expects”, “intends”, “believes”, “may”, “will”, “should”, “continue” and similar language or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the following in addition to those discussed elsewhere in this Quarterly Report:
•	the effect of substantial indebtedness on our ability to raise additional capital to fund our business, to react to changes in the economy or our business and to fulfill our obligations under our indebtedness, including our senior secured credit facility and indenture governing our senior subordinated notes;

•	the effect of interest rate fluctuations on our variable rate debt;

•	restrictions on our operations under our senior secured credit facility and indenture governing our senior subordinated notes;

•	our ability to fulfill our repayment and repurchase obligations under our senior secured credit facility and the indenture governing our senior subordinated notes upon a change of control;

•	our history of losses and accumulated deficit;

•	our ability to effectively manage our global production capacity, including our ability to recruit, train and retain qualified medical language specialists (“MLS”) and maintain high standards of quality service in our operations;

•	our ability to adapt and integrate new technology into our clinical documentation platforms to improve our production capabilities and expand the breadth of our technology and service offerings, as well as our ability to address any potential unanticipated problems with our information technology systems that could cause an interruption in our services or a decrease in responsiveness to our customers;

•	our ability to maintain our competitive position against current and future competitors, including our ability to gain new business with acceptable operating margins and on-going price pressures related to our technology and services and the healthcare markets in general;

•	the reluctance of potential customers to outsource or change providers of their clinical documentation technology and services and its impact on our ability to attract new customers and increase revenues;

•	financial and operational risks inherent in our global operations, including foreign currency exchange rate fluctuations and transfer pricing laws between the United States and India;

•	our ability to attract, hire or retain technical and managerial personnel necessary to develop and implement technology and services to our customers;

•	the effect on our business if we incur additional debt and assume contingent liabilities and expenses in connection with future acquisitions or if we cannot effectively integrate newly acquired operations;

•	our ability to adequately protect our intellectual property rights, including our proprietary technology and the intellectual property we license from third parties;

•	our ability to comply with extensive laws and government regulations applicable to us and our customers and our contractual obligations, including those relating to the Health Insurance Portability and Accountability Act (“HIPAA”), and industry scrutiny of billing practices relating to the counting of transcription lines that has been the subject of controversy in the clinical documentation industry;

•	proposed legislation and possible negative publicity limiting the use of our global service capabilities; and

•	the effect on our business, including potential operational limitations and conflicts of interest, caused by Warburg Pincus LLC’s control of us and the right of our Parent Investors to designate certain members of our board of directors and make decisions concerning our business and operations.
Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in “Risk Factors” disclosed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report and in our Annual Report.
OVERVIEW
We are a leading global provider of clinical documentation technology and services to more than 500 health systems, hospitals and group medical practices throughout the United States, with significant scale in the highly fragmented clinical documentation marketplace. As of March 31, 2008, we employed approximately 5,500 skilled MLS in the U.S., Canada and India. More than 2,300 of these MLS work out of our three facilities in India, making us one of the largest global providers of clinical documentation technology and services in the industry. We provide quality, value-added clinical documentation technology and service solutions with flexible dictation options for our physician clients, flexible data review options for hospital administrators and well managed work flow and protocols through our proprietary MLS workstation software and integrated clinical documentation platforms.
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
We utilize leading technologies to support our clinical documentation technology and services. Our systems have the capability to capture, store and manage voice dictation, digitize voice dictation and deliver electronically formatted records via print, facsimile, secure internet portal and direct interface with a customer’s HIM system. We also utilize encryption and security systems that assist our customers with their compliance with privacy and security standards, such as HIPAA, and the protection of the confidentiality of medical records.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates and assumptions that are believed to be reasonable under the circumstances based on past experience and management’s judgment. Actual results could differ from these estimates. As more information becomes known, these estimates and assumptions could change, having an impact on the amounts reported in the future. A summary of our critical accounting policies is described under the caption “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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
Executive Summary
Our long-term strategy is to be the clinical documentation industry leader by providing technology and services to healthcare providers supported by a global workforce network. The clinical documentation industry, as a whole, continues to be challenged by on-going issues related to a shortage of qualified MLS in the U.S. market, as well as challenges of adapting and integrating new technology into clinical documentation service offerings to improve production capabilities and expand the breadth of products and services offered. The increased demand for electronic health records, shorter turnaround times and on-going pricing pressures related to our products and services and the healthcare markets in general are placing additional pressure on the clinical documentation industry. We believe the global and technology investments we have made to increase our production capabilities and the efficiencies of our MLS workforce have placed us in an improved position to address these challenges.
During the first quarter of 2008, we continued to focus our efforts on improving our production capabilities through better utilization of our global workforce, which helped improve both service levels and production efficiencies. In furtherance of these initiatives, we expanded our global operations through the opening of our third India site in Hyderabad, India during the first quarter of 2008. We also continued to make investments in our technologies to further accelerate the development and enhancement of our product and service offerings, including the integration of speech recognition technology into our clinical documentation platforms. While these technology investments increased general and administrative expenses during the first quarter of 2008, these technology initiatives are anticipated to drive operating margin improvements in the future as our new and improved products and services are implemented throughout our customer base. Additionally, during the first quarter of 2008, we recorded $1.3 million of transaction related expenses relating to a transaction that was not consummated.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Net Revenues. Net revenues were $49.3 million for the quarter ended March 31, 2008 as compared to $52.3 million for the quarter ended March 31, 2007. The decrease in net revenues during the first quarter of 2008 as compared to the prior year period was due primarily to the carry-over impact of lost business and price concessions from 2007.
Direct Costs of Revenues. Direct costs of revenues were $36.5 million, or 74.0% of net revenues, for the quarter ended March 31, 2008 as compared to $37.9 million, or 72.5% of net revenues, for the quarter ended March 31, 2007. The increase in direct costs of revenues as a percentage of net revenues during the first quarter of 2008 as compared to the prior year period was primarily due to the impact of unfavorable foreign currency exchange rates on production costs of our India operations and certain costs associated with training and transitioning our workforce to speech recognition technologies. These increases were partially off-set by operational efficiencies gained through increased utilization of our global production workforce and speech recognition technologies.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.6 million, or 15.4% of net revenues, for the quarter ended March 31, 2008 as compared to $6.2 million, or 11.9% of net revenues, for the quarter ended March 31, 2007. The increase in selling, general and administrative expenses during the first quarter of 2008 as compared to the prior year period was primarily due to $1.3 million of transaction related expenses relating to a transaction that was not consummated and accelerated technology investments to further develop and enhance our product and service offerings, as well as severance costs associated with restructuring of certain overhead departments and defense costs associated with our patent infringement lawsuit. These increases were partially offset by operational cost savings.
Depreciation and Amortization. Depreciation and amortization was $5.9 million, or 12.0% of net revenues, for the quarter ended March 31, 2008 as compared to $6.1 million, or 11.7% of net revenues, for the quarter ended March 31, 2007.
Interest Expense. Interest expense was $4.9 million, or 9.9% of net revenues, for the quarter ended March 31, 2008 as compared to $5.4 million, or 10.3% of net revenues, for the quarter ended March 31, 2007. The decrease in interest expense during the first quarter of 2008 as compared to the prior year period was due to more favorable interest margins under our new senior credit facility (the “2007 Senior Credit Facility”), which replaced our prior senior secured credit facility in July 2007.
Other Expense. Other expense of $1.4 million, or 2.8% of net revenues, for the quarter ended March 31, 2008, was primarily composed of a $1.3 million change in the fair value of our derivative financial instruments.
Income Taxes. We recognized a $2.2 million income tax benefit during the quarter ended March 31, 2008 as compared to a $1.2 million income tax benefit for the quarter ended March 31, 2007. The change in the total effective tax rate as compared to the prior year period resulted from $1.3 million of nondeductible expenses relating to a transaction that was not consummated.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and borrowings under our revolving credit facility. We had total unrestricted cash and cash equivalents and net working capital of $3.7 million and $21.0 million, respectively, as of March 31, 2008 as compared to total unrestricted cash and cash equivalents and net working capital of $7.2 million and $22.2 million, respectively, as of December 31, 2007. The decrease in net working capital was primarily attributable to accruals for certain unpaid transaction costs.
We used cash from operating activities of $2.2 million during the quarter ended March 31, 2008 as compared to generating cash from operating activities of $3.9 million during the same period in 2007. The decrease in cash from operating activities during the first quarter of 2008 as compared to the prior year period was attributable to the operating loss, as well as the timing of payment of accrued wages and benefits and receivables collections.
We had $1.4 million, or 2.8% of net revenues, of capital expenditures during the quarter ended March 31, 2008 as compared to $1.2 million, or 2.3% of net revenues, of capital expenditures for the same period in 2007. The increase in capital expenditures during the first quarter of 2008 as compared to the prior year period was due to the expansion of our global operations through the opening of our third site in India, which opened in the first quarter of 2008. Our growth strategy will require continued capital expenditures in 2008. We currently expect that our capital expenditures will be $8.0 million to $10.0 million in 2008. During 2008, we anticipate incurring additional capital expenditures for technology improvements and upgrades to support our systems and services and the relocation of certain corporate functions to our Franklin, Tennessee corporate headquarters. We plan to finance our proposed capital expenditures with cash generated from operations, cash on hand and, if necessary, borrowings under our revolving credit facility.
The 2007 Senior Credit Facility consists of a term loan in the original principal amount of $70.0 million and a revolving credit facility in an aggregate principal amount not to exceed $25.0 million at any time outstanding. The revolving loans and the term loan bear interest at LIBOR plus an applicable margin or a reference bank’s rate plus an applicable margin, at our option. Under the revolving credit facility, we may borrow up to the lesser of $25.0 million or a loan limiter amount, as defined in the 2007 Senior Credit Facility, less amounts outstanding under letters of credit. As of March 31, 2008, we had $2.8 million in outstanding letters of credit. As a result, our total capacity for borrowings under the revolver portion of the 2007 Senior Credit Facility was $22.2 million as of March 31, 2008, with no amounts outstanding.
All unpaid principal amounts under the 2007 Senior Credit Facility are due at maturity on July 17, 2012. Additionally, we are required to perform annual excess cash flow calculations, as defined in the 2007 Senior Credit Facility, and to remit any applicable amounts to reduce the outstanding term loan balance. Based on the annual excess cash flow calculation for the year ended December 31, 2007, we were not required by the terms of the 2007 Senior Credit Facility to pay any amounts to reduce the outstanding term loan balance. Interest payments under the 2007 Senior Credit Facility are due monthly or at other intervals not to exceed every three months, depending on the interest elections made by us. At March 31, 2008, $0.2 million of accrued interest was outstanding under the 2007 Senior Credit Facility and is included in other current liabilities in our condensed consolidated balance sheet.
Under the 2007 Senior Credit Facility, Operations is the borrower. The 2007 Senior Credit Facility is secured by substantially all of the Company’s assets and is guaranteed by Spheris, Spheris Holding II and all of Operations’ subsidiaries, except SIPL. The 2007 Senior Credit Facility agreement contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 2007 Senior Credit Facility agreement also contains customary events of default, the occurrence of which could allow the collateral agent to declare any outstanding amounts to be immediately due and payable. The financial covenants contained in the 2007 Senior Credit Facility agreement will become more restrictive over time. Future drawings under the 2007 Senior Credit Facility will be available only if, among other things, we are in compliance with the financial covenants and other conditions required under the 2007 Senior Credit Facility agreement. Our ability to meet those covenants and conditions will depend on our results of operations. We believe we were in compliance with the financial covenants in the 2007 Senior Credit Facility agreement as of March 31, 2008. Although we currently believe that we will be able to maintain continued compliance with our financial covenants, there can be no assurance that we will remain in compliance with the financial covenants for future periods or that, if we default under any of our covenants, we will be able to obtain waivers or amendments that will allow us to operate our business in accordance with our plans.
Our $125.0 million of 11% senior subordinated notes are due 2012. The notes are general unsecured senior subordinated obligations of ours, are subordinated in right of payment to existing and future senior debt, are pari passu in right of payment with any future senior subordinated debt and are senior in right of payment to any future subordinated debt. Our domestic operating subsidiaries are guarantors of the notes. Interest is payable semi-annually on these notes, and all principal is due on maturity in 2012. The notes are effectively subordinated to all of our and our guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and lease obligations) of our subsidiary that is not a guarantor of the notes.
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
To fund a portion of the purchase price of Vianeta in March 2006, our current equity investors contributed $8.0 million in cash through an equity investment to Spheris Holding III, which was contributed to Operations. We held $0.2 million in restricted cash as of March 31, 2008 as part of the Vianeta acquisition, including amounts being held until resolution of certain tax matters related to the acquisition.
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
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
SFAS No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). With the issuance of FSP FAS 157-2, the FASB delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 as it applies to certain nonfinancial assets and liabilities. The deferral is intended to provide the FASB additional time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities. Effective January 1, 2008, we adopted SFAS No. 157, except as it applies to nonfinancial assets and liabilities as addressed in FSP FAS 157-2. We have not yet fully evaluated the impact, if any, that the implementation of SFAS No. 157 will have on nonfinancial assets and liabilities included in our financial statements.
SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the company does not report earnings) at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 became effective for us as of January 1, 2008. We did not make a fair value election pursuant to this standard at the effective date and as such, the adoption of SFAS No. 159 had no effect on our results of operations or financial position.
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

SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within the derivative instruments. SFAS No. 161 requires disclosure of the amounts and location of derivative instruments included in an entity’s financial statements, as well as the accounting treatment of such instruments under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not anticipate that the adoption of SFAS No. 161 will have a material impact on the disclosures contained within our financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The variable interest rates under our senior secured credit facility expose us to market risk from changes in interest rates. We manage this risk by managing the time span of the interest periods elected under this facility. Assuming a 10% increase in interest rates available to us on our variable portion of debt, we would have incurred $0.1 million in additional interest expense during the quarter ended March 31, 2008. We have entered into certain interest rate management agreements under our senior secured credit facility to protect us from unfavorable changes in market interest rates.
We are exposed to market risk with respect to our cash and cash equivalent balances. As of March 31, 2008, we had unrestricted cash and cash equivalents of $3.7 million. The remaining cash of $0.3 million as of March 31, 2008 is restricted cash that is currently available for distribution to former HealthScribe and Vianeta shareholders, and certain amounts being held until resolution of certain tax matters related to the Vianeta acquisition. Assuming a 10% decrease in interest rates available on invested cash balances, interest income would have decreased by $3,000 during the quarter ended March 31, 2008.
We had $2.4 million in cash accounts in India in U.S. dollar equivalents as of March 31, 2008, which was included in consolidated, unrestricted cash balances. We manage the risk of changes in exchange rates through forward foreign currency contracts.
The above market risk discussion and the estimated amounts presented are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.
Item 4. Controls and Procedures
Disclosure Controls. An evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our senior management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Quarterly Report our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with SEC disclosure obligations.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibits

10	Lease Deed, dated March 26, 2008, by and between Mr. Narayan Reddy, son of Late Muniswamy Reddy, Mr. N. Srinivas Reddy, son of Narayan Reddy, and Mr. Keshaua Reddy, son of Narayan Reddy, and Spheris, India Private Limited.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPHERIS INC.
Date: May 14, 2008
	By:	/s/ Steven E. Simpson

Steven E. Simpson
President and Chief Executive Officer

	By:	/s/ Brian P. Callahan

Brian P. Callahan
Chief Financial Officer