Form 10-Q
period 2008-09-30
Spheris Inc.
filed 2008-11-12
CIK 1355804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________.
COMMISSION FILE NUMBER: 333-132641
SPHERIS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	62-1805254 (I.R.S. Employer Identification No.)
incorporation or organization)

9009 Carothers Pkwy, Suite C-3	37067
Franklin, Tennessee	(Zip Code)
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
(Do not check if a smaller reporting company.)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of November 12, 2008, 100%, or 10 shares, of Spheris Inc.’s common stock outstanding was owned by Spheris Holding II, Inc., its sole stockholder.

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
Unless this Quarterly Report on Form 10-Q (this “Quarterly Report”) indicates otherwise or the context otherwise requires, the terms “we”, “us”, “our”, “Company” or “Spheris” as used in this Quarterly Report refer to Spheris Inc. and its subsidiaries as of September 30, 2008.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Spheris Inc.
Financial Statements
For the Quarterly Period Ended September 30, 2008

Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	2
Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2008 and 2007	3
Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2008 and 2007	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Spheris Inc.
Condensed Consolidated Balance Sheets
(Amounts in Thousands, Except Share Amounts)

	(Unaudited)
	September 30, 2008	December 31, 2007
Assets
Current assets
Unrestricted cash and cash equivalents	$9,902	$7,195
Restricted cash	309	309
Accounts receivable, net of allowance of $1,387 and $1,569, respectively	30,514	33,595
Deferred taxes	4,635	3,386
Prepaid expenses and other current assets	5,365	4,460

Total current assets	50,725	48,945

Property and equipment, net	12,830	12,747
Internal-use software, net	1,712	1,932
Customer contracts, net	1,987	13,968
Goodwill	218,841	218,841
Deferred taxes	4,557	—
Other noncurrent assets	5,808	3,689

Total assets	$296,460	$300,122

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,911	$4,237
Accrued wages and benefits	12,540	18,130
Current portion of long-term debt and lease obligations	387	35
Other current liabilities	8,510	4,324

Total current liabilities	24,348	26,726

Long-term debt and lease obligations, net of current portion	199,907	191,761
Deferred tax liabilities	—	92
Other long-term liabilities	4,742	4,857

Total liabilities	228,997	223,436

Commitments and contingencies

Common stock, $0.01 par value, 100 shares authorized, 10 shares issued and outstanding	—	—
Other comprehensive income	181	564
Contributed capital	111,600	111,158
Accumulated deficit	(44,318)	(35,036)

Total stockholders’ equity	67,463	76,686

Total liabilities and stockholders’ equity	$296,460	$300,122

See accompanying notes.

Spheris Inc.
Condensed Consolidated Statements of Operations
(Unaudited and Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$44,749	$48,943	$141,074	$151,795

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	31,673	35,144	102,775	108,804
Marketing and selling expenses	400	1,186	2,276	3,755
General and administrative expenses	5,640	5,028	17,337	14,939
Depreciation and amortization	5,862	6,039	17,720	18,172

Total operating costs	43,575	47,397	140,108	145,670

Operating income	1,174	1,546	966	6,125
Interest expense, net of income	4,681	5,280	14,379	16,133
Loss on debt refinancing	—	1,828	—	1,828
Other (income) expense	820	(149)	1,438	330

Net loss before income taxes	(4,327)	(5,413)	(14,851)	(12,166)

Benefit from income taxes	(1,736)	(1,872)	(5,569)	(4,638)

Net loss	$(2,591)	$(3,541)	$(9,282)	$(7,528)

See accompanying notes.

Spheris Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited and Amounts in Thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,282)	$(7,528)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,720	18,172
Amortization of acquired technology	162	486
Deferred taxes	(5,898)	(5,198)
Change in fair value of derivative financial instruments	1,311	(10)
Amortization of debt discounts and issuance costs	630	602
Loss on debt refinancing	—	1,828
Other non-cash items	471	305
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,081	(345)
Prepaid expenses and other current assets	(991)	(1,031)
Accounts payable	(1,326)	(872)
Accrued wages and benefits	(5,590)	(993)
Other current liabilities	3,090	4,369
Other noncurrent assets and liabilities	(2,385)	(4)

Net cash provided by operating activities	993	9,781

Cash flows from investing activities:
Purchases of property and equipment	(4,241)	(3,086)
Purchase and development of internal-use software	(748)	(558)
Purchase of Vianeta, net of cash acquired	—	(1,547)

Net cash used in investing activities	(4,989)	(5,191)

Cash flows from financing activities:
Proceeds from debt	7,288	71,320
Payments on debt and lease obligations	(202)	(76,051)
Debt issuance costs	—	(583)

Net cash provided by (used in) financing activities	7,086	(5,314)

Effect of exchange rate change on cash and cash equivalents	(383)	836

Net increase in unrestricted cash and cash equivalents	2,707	112
Unrestricted cash and cash equivalents, at beginning of period	7,195	6,323

Unrestricted cash and cash equivalents, at end of period	$9,902	$6,435

Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchases of property and equipment and internal-use software through lease obligations	$1,019	$—

See accompanying notes.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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
Spheris and its direct or indirect wholly-owned subsidiaries: Operations, Spheris Leasing LLC, Spheris Canada Inc., Spheris, India Private Limited (“SIPL”) and Vianeta (sometimes referred to collectively as the “Company”), provide clinical documentation technology and services to more than 500 health systems, hospitals and group practices located throughout the United States. The Company receives medical dictation in digital format from subscribing physicians, converts the dictation into text format, stores specific data elements from the records, then transmits the completed medical record to the originating physician in the prescribed format. As of September 30, 2008, the Company employed approximately 5,000 skilled medical language specialists (“MLS”) in the U.S. and India. More than 2,300 of these MLS work out of the Company’s facilities in India, making the Company one of the largest global providers of clinical documentation technology and services.
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
September 30, 2008
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
SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the current purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting, as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. While the Company has not yet fully evaluated the impact, if any, that the implementation of SFAS No. 141(R) will have on its results of operations or financial position, the Company has determined that it will be required to expense costs related to any future acquisitions as they are incurred beginning January 1, 2009.
SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that earnings or losses attributed to noncontrolling interests be reported as part of consolidated earnings rather than as a separate component of income or expense. SFAS No. 160 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 31, 2008. Earlier adoption is prohibited. As all of the Company’s subsidiaries are wholly-owned, the Company does not anticipate that the adoption of SFAS No. 160 will have a material impact on its results of operations or financial position.
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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)
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
As of September 30, 2008, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included the Company’s derivative financial instruments — both related to interest rates and foreign currency. The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to foreign currency changes. The Company records these derivatives in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was subsequently amended by SFAS No. 138 and SFAS No. 149 (“SFAS No. 133, as amended”). SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended, requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.
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
Payments to SIPL are denominated in U.S. dollars. In order to hedge against fluctuations in exchange rates, SIPL maintains a portfolio of forward currency exchange contracts. The Company’s accounting for these derivative financial instruments did not meet the hedge accounting criteria under SFAS No. 133, as amended, and related interpretations. As of September 30, 2008, these contracts were recorded at a fair value of $1.1 million as a component of other current liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2007, the contracts were recorded at a fair value of $0.2 million as a component of prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Changes in fair value were included as a component of other (income) expense in the accompanying condensed consolidated statements of operations.
The Company has entered into certain interest rate management agreements to reduce its exposure to fluctuations in market interest rates under its senior secured credit facilities. The Company’s accounting for these derivative financial instruments did not meet the hedge accounting criteria under SFAS No. 133, as amended, and related interpretations. As a result, these contracts were recorded at a fair value of $1.3 million and $1.1 million as of September 30, 2008 and December 31, 2007, respectively, as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets. Changes in fair value were included as a component of other (income) expense in the accompanying condensed consolidated statements of operations.
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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)
The components of the Company’s customer contracts were as follows:

	September 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer contracts	$63,864	$(61,877)	$63,864	$(49,896)
Amortization expense for customer contracts for each of the three and nine months ended September 30, 2008 and 2007 was $4.0 million and $12.0 million, respectively. The $2.0 million of estimated remaining amortization expense for these contracts is expected to be recognized during the fourth quarter of 2008.
3. Other Comprehensive Loss
Other comprehensive loss was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(2,591)	$(3,541)	$(9,282)	$(7,528)
Foreign currency translation (loss) gain	(490)	101	(383)	836

Comprehensive loss	$(3,081)	$(3,440)	$(9,665)	$(6,692)

4. Debt
Outstanding debt obligations of the Company at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007
2007 Senior Credit Facility, net of discount, with principal due at maturity on July 17, 2012; interest payable periodically at variable rates. The weighted average interest rate was 6.4% at September 30, 2008	$76,320	$68,883
11.0% Senior Subordinated Notes, net of discount, with principal due at maturity in December 2012; interest payable semi-annually in June and December	123,122	122,878
Lease obligations	852	35

	200,294	191,796
Less: Current portion of long-term debt and lease obligations	(387)	(35)

Long-term debt and lease obligations, net of current portion	$199,907	$191,761

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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)
During August 2008, the Company utilized $2.3 million of its revolving credit facility to fund certain security deposits, previously secured through letters of credit. At September 30, 2008, the $2.3 million of deposits are included in other noncurrent assets in the accompanying condensed consolidated balance sheet. As of September 30, 2008, the Company had $7.3 million outstanding under the revolver portion of the 2007 Senior Credit Facility. As a result, the Company’s total remaining capacity for borrowings under the 2007 Senior Credit Facility was $17.7 million as of September 30, 2008.
All unpaid principal amounts under the 2007 Senior Credit Facility are due at maturity on July 17, 2012. Additionally, the Company is required to perform annual excess cash flow calculations, as defined in the 2007 Senior Credit Facility, and to remit any applicable amounts to reduce the outstanding term loan balance. Interest payments under the 2007 Senior Credit Facility are due monthly or at other intervals not to exceed every three months, depending on the interest elections made by the Company. At September 30, 2008, approximately $0.1 million of accrued interest was outstanding under the 2007 Senior Credit Facility and is included in other current liabilities in the accompanying condensed consolidated balance sheet.
Under the 2007 Senior Credit Facility, Operations is the borrower. The 2007 Senior Credit Facility is secured by substantially all of the Company’s assets and is guaranteed by Spheris, Spheris Holding II and all of Operations’ subsidiaries, except SIPL. The 2007 Senior Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 2007 Senior Credit Facility also contains customary events of default, the occurrence of which could allow the collateral agent to declare any outstanding amounts to be immediately due and payable. The financial covenants contained in the 2007 Senior Credit Facility will become more restrictive over time. Future drawings under the 2007 Senior Credit Facility will be available only if, among other things, the Company is in compliance with the financial covenants and other conditions required under the 2007 Senior Credit Facility. The Company believes it was in compliance with the financial covenants in the 2007 Senior Credit Facility as of September 30, 2008. Although the Company currently believes that it will be able to maintain continued compliance with its financial covenants, there can be no assurance that the Company will remain in compliance with the financial covenants for future periods or that, if the Company defaults under any of its covenants, the Company will be able to obtain waivers or amendments that will allow the Company to operate its business in accordance with its plans.
In connection with the borrowings under the 2007 Senior Credit Facility, the Company incurred $0.6 million and $1.2 million in debt issuance costs and debt discounts, respectively. These costs are being amortized as additional interest expense over the term of the debt. The balance of the issuance costs at September 30, 2008 of $0.5 million, net of accumulated amortization, was reflected in other noncurrent assets in the Company’s condensed consolidated balance sheet. The debt discount at September 30, 2008 of $1.0 million was reflected as a reduction in the carrying amount of the debt under the 2007 Senior Credit Facility.
Senior Subordinated Notes
In December 2004, the Company issued $125.0 million of 11% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at a fixed rate of 11.0% per annum. Interest is payable in semi-annual installments through maturity on December 15, 2012.
The Company incurred $1.9 million and $2.9 million in debt issuance costs and debt discounts, respectively, in connection with the Senior Subordinated Notes. These costs are being amortized as additional interest expense over the term of the Senior Subordinated Notes. The remaining balance of the issuance costs at September 30, 2008 of $1.2 million, net of accumulated amortization, was reflected in other noncurrent assets in the Company’s condensed consolidated balance sheet. The remaining debt discount at September 30, 2008 of $1.9 million was reflected as a reduction in the carrying amount of the Senior Subordinated Notes.
The Senior Subordinated Notes are junior to the obligations of the 2007 Senior Credit Facility, but are senior to general purpose credit obligations of the Company. The Senior Subordinated Notes are guaranteed by the Company’s domestic operating subsidiaries. The Senior Subordinated Notes contain certain restrictive covenants that place limitations on the Company regarding incurrence of additional debt, payment of dividends and other items as specified in the indenture governing the Senior Subordinated Notes. Defaults under, and acceleration of amounts due on, the Company’s

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)
obligations under the 2007 Senior Credit Facility would create an event of default under the Senior Subordinated Notes, which would cause the notes to become due and payable immediately upon notice by the holders. The Senior Subordinated Notes are redeemable at the option of the Company subject to certain prepayment penalties and restrictions as set forth in the indenture governing the Senior Subordinated Notes.
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
5. Stockholders’ Equity
Subsequent to the November 2004 Recapitalization, Spheris Holding III approved the establishment of the Spheris Holding III, Inc. Stock Incentive Plan (the “Plan”) for issuance of common stock to employees, non-employee directors and other designated persons providing substantial services to the Company. As of September 30, 2008, 15.6 million shares have been authorized for issuance under the Plan. Shares are subject to restricted stock and stock option agreements and typically vest over a three or four-year period. As of September 30, 2008, an aggregate of 12.3 million shares of restricted stock and 2.5 million stock options were issued and outstanding under the Plan. Additionally, 0.1 million shares of Series A convertible preferred restricted stock have been issued by Spheris Holding III to the Company’s board members for services rendered. As these shares were issued for services provided to the Company, compensation expense of $0.1 million and $0.4 million was reflected in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2008 as compared to compensation expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2007, respectively.
6. Income Taxes
Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 generally requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. In accordance with the provisions of SFAS No. 109, the Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance decreased by $0.1 million during the nine months ended September 30, 2008 as compared to $1.2 million for the nine months ended September 30, 2007. To the extent valuation allowance is released that was previously recorded as a result of business combinations, the offsetting credit will be recognized first as a reduction to goodwill, then to other intangible assets, and lastly as a reduction in the current period’s income tax provision. During the nine months ended September 30, 2007, $0.2 million of net valuation allowance was released and charged against goodwill as a result of the utilization of state net operating losses. The valuation allowance released and charged against goodwill was related to the November 2004 Recapitalization. As of September 30, 2008, the Company’s valuation allowance that is reflected as a reduction to the carrying value of its net deferred tax balances was $34.2 million.
In the United States, the Company currently benefits from federal and state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforwards available to reduce future taxable income were $103.6 million and $99.6 million at September 30, 2008 and December 31, 2007, respectively, and began to expire in 2007. The Company’s state net operating loss carryforwards at September 30, 2008 and December 31, 2007 were $68.7 million and $65.9 million, respectively, and began to expire in 2005. The majority of these federal and state net operating loss carryforwards are restricted due to limitations associated with ownership change, and as such, are fully reserved to reduce the amount that is more likely than not to be realized. In addition, the Company has alternative minimum tax credits which do not have an expiration date and certain other federal tax credits that will begin to expire in 2014.
The Company recognized an income tax benefit of $1.7 million and $5.6 million during the three and nine months ended September 30, 2008 as compared to $1.9 million and $4.6 million during the three and nine months ended September 30, 2007, respectively. The change in the total effective tax rate for the three months ended September 30, 2008 as compared to the prior year period resulted primarily from the timing of the deduction for transaction related expenses and changes in valuation amounts on the Company’s net operating loss assets. The change in the total effective tax rate for the nine months ended September 30, 2008 as compared to the prior year period was primarily due to changes in valuation amounts on the Company’s net operating loss assets.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)
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
Operations pays certain franchise tax obligations on behalf of Spheris Holding III. Approximately $0.5 million of payments by Operations related to these taxes are reflected as a receivable due from affiliate and included as a component of prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of September 30, 2008.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”), effective January 1, 2007. The Company has analyzed filing positions for all federal, state and international jurisdictions for all open tax years where it is required to file income tax returns. Although the Company files tax returns in every jurisdiction in which it has a legal obligation to do so, it has identified the following as “major” tax jurisdictions, as defined in FIN No. 48: Tennessee, Michigan and Texas, as well as India. Within these major jurisdictions, the Company has tax examinations in progress related to transfer pricing rates for its Indian facilities, as discussed in Note 7, as well as significant federal and state net operating loss carryovers, for which the earliest open tax year is 1996. Based on the facts of these examinations, the Company believes that it is more likely than not that it will be successful in supporting its current positions related to the applicable filings. The Company believes that all income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments resulting in a material adverse impact on the Company’s financial condition, results of operations or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48.
7. Commitments and Contingencies
Litigation
On November 6, 2007, the Company was sued for patent infringement by Anthurium Solutions, Inc. in the U.S. District Court for the Eastern District of Texas, alleging that the Company had infringed and continues to infringe United States Patent No. 7,031,998 through the Company’s use of its Clarity technology platform. The complaint also alleges claims against MedQuist Inc. and Arrendale Associates, Inc., and seeks injunctive relief and unspecified damages, including enhanced damages and attorneys’ fees. The Company timely filed its answer and a counterclaim seeking a declaratory judgment of non-infringement and invalidity. Although the Company currently believes these claims are without merit, the Company’s investigation of the claims is ongoing. The discovery phase of the litigation has commenced. The claim construction hearing was held on November 6, 2008, and we expect a ruling to be made in sixty (60) to ninety (90) days. The trial date is currently set for October 6, 2009. The Company plans to vigorously defend against the claim of infringement and pursue all available defenses.
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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)
Employment Agreements
The Company has employment agreements with certain members of senior management that provide for the payment to these persons of amounts equal to the applicable base salary, unpaid annual bonus and health insurance premiums over the applicable periods specified in their individual employment agreements in the event the employee’s employment is terminated without cause or for certain other specified reasons. The maximum contingent liabilities, excluding any earned but unpaid bonuses accrued in the Company’s condensed consolidated financial statements, under these agreements were $1.4 million and $1.8 million at September 30, 2008 and December 31, 2007, respectively.
Tax Assessment
During the fourth quarter of 2006, SIPL received notification of a tax assessment resulting from a transfer pricing tax audit by Indian income tax authorities amounting to $1.7 million including penalties and interest, which was subsequently adjusted to $1.4 million, for the fiscal tax period ended March 31, 2004 (the “2004 Assessment”). In January 2007, the Company filed a formal appeal with the India Commissioner of Income Tax. Prior to resolution of the Company’s appeals process, the Indian income tax authorities have required the Company to make advance payments toward the 2004 Assessment of $1.1 million. Any amounts paid by the Company related to the 2004 Assessment are subject to a claim by the Company for reimbursement against the HealthScribe acquisition escrow funds. The Company has recorded its assessment payments made to the Indian income tax authorities with corresponding receivables from the escrow funds in the Company’s condensed consolidated financial statements. Accordingly, $0.9 million is reflected as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheet as of September 30, 2008.
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
The Company intends to vigorously pursue all avenues with the Indian taxing authorities, legal and administrative agencies, and if necessary, the Indian courts to rescind the assessments. If the assessments were brought forward from March 31, 2004 through September 30, 2008, a reasonable estimate of additional liability could range from zero to $8.0 million, contingent upon the final outcome of the claim. Payment of such amounts would also result in potential credit adjustments to the Company’s U.S. federal tax returns. The Company currently believes that it is more likely than not that it will be successful in supporting its position relating to these assessments. Accordingly, in accordance with FIN No. 48, the Company has not recorded any accrual for contingent liabilities associated with the tax assessments as of September 30, 2008 or December 31, 2007.
8. Related Party Transactions
During each of the three and nine months ended September 30, 2008, the Company provided clinical documentation technology and services to Community Health Systems, Inc. (“CHS”), whose Chairman, President and Chief Executive Officer, Mr. Wayne Smith, served on the Company’s board of directors during the same period.
The clinical documentation technology and services were provided to CHS in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties. For the three and nine months ended September 30, 2008, the Company recognized $0.5 million and $1.4 million, respectively, of net revenues from this customer in the accompanying condensed consolidated statements of operations.
As further described in Note 10, on October 3, 2008, Operations entered into an exclusive services agreement with a subsidiary of CHS to provide clinical documentation technology and services to all of its affiliated hospitals. In connection with this transaction, CHS became a minority owner in Spheris Holding III, the Company’s indirect parent, and acquired the right to appoint two members to the Company’s board of directors. Simultaneous with the closing of the transaction, CHS appointed two of its senior executives to the Company’s board of directors, and Mr. Smith stepped down from the Company’s board of directors.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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
The following unaudited condensed consolidating schedules present condensed financial information of Spheris, the Guarantors and the Non-Guarantor as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007:
Condensed Consolidating Balance Sheet
(Unaudited and Amounts in Thousands)

	September 30, 2008
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Assets
Current assets
Unrestricted cash and cash equivalents	$2	$7,495	$2,405	$—	$9,902
Restricted cash	—	309	—	—	309
Accounts receivable, net of allowance	—	30,514	—	—	30,514
Intercompany receivables	—	116,066	6,402	(122,468)	-
Deferred taxes	—	4,635	—	—	4,635
Prepaid expenses and other current assets	—	3,411	1,954	—	5,365

Total current assets	2	162,430	10,761	(122,468)	50,725

Property and equipment, net	—	10,576	2,254	—	12,830
Internal-use software, net	—	1,712	—	—	1,712
Customer contracts, net	—	1,987	—	—	1,987
Goodwill	—	218,841	—	—	218,841
Investment in subsidiaries	305,285	—	—	(305,285)	-
Deferred taxes	—	3,530	1,027	—	4,557
Other noncurrent assets	1,249	3,550	1,009	—	5,808

Total assets	$306,536	$402,626	$15,051	$(427,753)	$296,460

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$2,552	$359	$—	$2,911
Accrued wages and benefits	—	9,101	3,439	—	12,540
Intercompany payables	116,066	6,402	—	(122,468)	-
Current portion of long-term debt and lease obligations	—	387	—	—	387
Other current liabilities	4,011	3,046	1,453	—	8,510

Total current liabilities	120,077	21,488	5,251	(122,468)	24,348

Long-term debt and lease obligations, net of current portion	123,122	76,785	—	—	199,907
Other long-term liabilities	—	4,643	99	—	4,742

Total liabilities	243,199	102,916	5,350	(122,468)	228,997

Stockholders’ equity	63,337	299,710	9,701	(305,285)	67,463

Total stockholders’ equity	63,337	299,710	9,701	(305,285)	67,463

Total liabilities and stockholders’ equity	$306,536	$402,626	$15,051	$(427,753)	$296,460

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)
Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Three Months Ended September 30, 2008
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$44,749	$5,446	$(5,446)	$44,749

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	32,168	4,951	(5,446)	31,673
Marketing and selling expenses	—	400	—	—	400
General and administrative expenses	1	5,448	191	—	5,640
Depreciation and amortization	—	5,649	213	—	5,862

Total operating costs	1	43,665	5,355	(5,446)	43,575

Operating income (loss)	(1)	1,084	91	—	1,174

Interest expense, net of income	3,577	1,107	(3)	—	4,681
Other expense	—	230	590	—	820

Net loss before income taxes	(3,578)	(253)	(496)	—	(4,327)

Provision for (benefit from) income taxes	(1,597)	75	(214)	—	(1,736)

Net loss	$(1,981)	$(328)	$(282)	$—	$(2,591)

Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Three Months Ended September 30, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$48,943	$5,790	$(5,790)	$48,943

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	35,945	4,989	(5,790)	35,144
Marketing and selling expenses	—	1,186	—	—	1,186
General and administrative expenses	—	4,925	103	—	5,028
Depreciation and amortization	—	5,780	259	—	6,039

Total operating costs	—	47,836	5,351	(5,790)	47,397

Operating income	—	1,107	439	—	1,546

Interest expense, net of income	5,364	(82)	(2)	—	5,280
Loss on debt refinancing	1,828	—	—	—	1,828
Other (income) expense	(4,125)	4,088	(112)	—	(149)

Net income (loss) before income taxes	(3,067)	(2,899)	553	—	(5,413)

Provision for (benefit from) income taxes	(78)	(2,066)	272	—	(1,872)

Net income (loss)	$(2,989)	$(833)	$281	$—	$(3,541)

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)
Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Nine Months Ended September 30, 2008
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$141,074	$17,304	$(17,304)	$141,074

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	104,333	15,746	(17,304)	102,775
Marketing and selling expenses	—	2,276	—	—	2,276
General and administrative expenses	10	16,714	613	—	17,337
Depreciation and amortization	—	16,962	758	—	17,720

Total operating costs	10	140,285	17,117	(17,304)	140,108

Operating income (loss)	(10)	789	187	—	966

Interest expense, net of income	21,721	(7,317)	(25)	—	14,379
Other (income) expense	5,500	(5,029)	967	—	1,438

Net income (loss) before income taxes	(27,231)	13,135	(755)	—	(14,851)

Provision for (benefit from) income taxes	(10,211)	5,035	(393)	—	(5,569)

Net income (loss)	$(17,020)	$8,100	$(362)	$—	$(9,282)

Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Nine Months Ended September 30, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$151,795	$15,960	$(15,960)	$151,795

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	111,055	13,709	(15,960)	108,804
Marketing and selling expenses	—	3,755	—	—	3,755
General and administrative expenses	57	14,608	274	—	14,939
Depreciation and amortization	—	17,370	802	—	18,172

Total operating costs	57	146,788	14,785	(15,960)	145,670

Operating income (loss)	(57)	5,007	1,175	—	6,125

Interest expense, net of income	15,050	1,091	(8)	—	16,133
Loss on debt refinancing	1,828	—	—	—	1,828
Other (income) expense	(4,125)	4,035	420	—	330

Net income (loss) before income taxes	(12,810)	(119)	763	—	(12,166)

Provision for (benefit from) income taxes	750	(5,716)	328	—	(4,638)

Net income (loss)	$(13,560)	$5,597	$435	$—	$(7,528)

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)
Condensed Consolidating Statement of Cash Flows
(Unaudited and Amounts in Thousands)

	For the Nine Months Ended September 30, 2008
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3)	$206	$790	$—	$993

Net cash (used in) provided by operating activities	(3)	206	790	—	993

Cash flows from investing activities:
Purchases of property and equipment	—	(4,016)	(225)	—	(4,241)
Purchase and development of internal-use software	—	(748)	—	—	(748)

Net cash used in investing activities	—	(4,764)	(225)	—	(4,989)

Cash flows from financing activities:
Proceeds from debt	—	7,288	—	—	7,288
Payments on debt and lease obligations	—	(202)	—	—	(202)

Net cash provided by financing activities	—	7,086	—	—	7,086

Effect of exchange rate change on cash and cash equivalents	—	—	(383)	—	(383)

Net (decrease) increase in unrestricted cash and cash equivalents	(3)	2,528	182	—	2,707
Unrestricted cash and cash equivalents, at beginning of period	5	4,967	2,223	—	7,195

Unrestricted cash and cash equivalents, at end of period	$2	$7,495	$2,405	$—	$9,902

Condensed Consolidating Statement of Cash Flows
(Unaudited and Amounts in Thousands)

	For the Nine Months Ended September 30, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$73,502	$(63,914)	$193	$—	$9,781

Net cash provided by (used in) operating activities	73,502	(63,914)	193	—	9,781

Cash flows from investing activities:
Purchases of property and equipment	—	(2,633)	(453)	—	(3,086)
Purchase and development of internal-use software	—	(558)	—	—	(558)
Purchase of Vianeta, net of cash acquired	—	(1,547)	—	—	(1,547)

Net cash used in investing activities	—	(4,738)	(453)	—	(5,191)

Cash flows from financing activities:
Proceeds from debt	—	71,320	—	—	71,320
Payments on debt and lease obligations	(73,500)	(2,551)	—	—	(76,051)
Debt issuance costs	—	(583)	—	—	(583)

Net cash (used in) provided by financing activities	(73,500)	68,186	—	—	(5,314)

Effect of exchange rate change on cash and cash equivalents	—	—	836	—	836

Net increase (decrease) in unrestricted cash and cash equivalents	2	(466)	576	—	112
Unrestricted cash and cash equivalents, at beginning of period	4	4,918	1,401	—	6,323

Unrestricted cash and cash equivalents, at end of period	$6	$4,452	$1,977	$—	$6,435

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)
10. Subsequent Event
On October 3, 2008, Operations entered into an exclusive services agreement with Community Health Systems Professional Services Corporation, a subsidiary of CHS, to provide clinical documentation technology and services to all of its affiliated hospitals. The initial term of the services agreement is five years, and unless terminated in accordance with the terms of the services agreement, will be automatically extended for additional successive one-year periods.
In connection with entering into the services agreement, CHS became a minority owner in Spheris Holding III, the Company’s indirect parent. Additionally, Spheris Holding III issued warrants to CHS to purchase shares of common stock of Spheris Holding III upon the attainment of certain revenue milestones set forth in the warrants. Also in connection with entering into the services agreement, CHS acquired the right to appoint two members to the Company’s board of directors. Simultaneous with the closing of the transaction, CHS appointed two of its senior executives to the Company’s board of directors, and Mr. Wayne Smith, Chairman, President and Chief Executive Officer of CHS, stepped down from the Company’s board of directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this document. Data for the three and nine months ended September 30, 2008 and 2007 has been derived from our unaudited condensed consolidated financial statements.
FORWARD LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, those statements including the words “expects”, “intends”, “believes”, “may”, “will”, “should”, “continue” and similar language or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the following in addition to those discussed elsewhere in this Quarterly Report:
•	the effect of substantial indebtedness on our ability to raise additional capital to fund our business, to react to changes in the economy or our business and to fulfill our obligations under our indebtedness, including our ability to meet financial covenants and other conditions of our senior secured credit facility and indenture governing our senior subordinated notes;

•	the effect of interest rate fluctuations on our variable rate debt;

•	restrictions on our operations under our senior secured credit facility and indenture governing our senior subordinated notes;

•	our ability to fulfill our repayment and repurchase obligations under our senior secured credit facility and the indenture governing our senior subordinated notes upon a change of control;

•	our history of losses and accumulated deficit;

•	our ability to effectively manage our global production capacity, including our ability to recruit, train and retain qualified medical language specialists (“MLS”) and maintain high standards of quality service in our operations;

•	our ability to adapt and integrate new technology into our clinical documentation platforms to improve our production capabilities and expand the breadth of our technology and service offerings, as well as our ability to address any potential unanticipated problems with our information technology systems that could cause an interruption in our services or a decrease in responsiveness to our customers;

•	our ability to maintain our competitive position against current and future competitors, including our ability to gain new business with acceptable operating margins and on-going price pressures related to our technology and services and the healthcare markets in general;

•	the reluctance of potential customers to outsource or change providers of their clinical documentation technology and services and its impact on our ability to attract new customers and increase revenues;

•	financial and operational risks inherent in our global operations, including foreign currency exchange rate fluctuations and transfer pricing laws between the United States and India;

•	our ability to attract, hire or retain technical and managerial personnel necessary to develop and implement technology and services to our customers;

•	the effect on our business if we incur additional debt and assume contingent liabilities and expenses in connection with future acquisitions or if we cannot effectively integrate newly acquired operations;

•	our ability to adequately protect our intellectual property rights, including our proprietary technology and the intellectual property we license from third parties;

•	our ability to comply with extensive laws and government regulations applicable to us and our customers and our contractual obligations, including those relating to the Health Insurance Portability and Accountability Act (“HIPAA”), and industry scrutiny of billing practices relating to the counting of transcription lines that has been the subject of controversy in the clinical documentation industry;

•	proposed legislation and possible negative publicity limiting the use of our global service capabilities; and

•	the effect on our business, including potential operational limitations and conflicts of interest, caused by Warburg Pincus LLC’s control of us and the right of Warburg Pincus LLC, TowerBrook Capital Partners LLC and Community Health Systems, Inc. (“CHS”) to designate certain members of our board of directors and make decisions concerning our business and operations.

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
OVERVIEW
We are a leading global provider of clinical documentation technology and services to more than 500 health systems, hospitals and group practices throughout the United States, with significant scale in the highly fragmented clinical documentation marketplace. As of September 30, 2008, we employed approximately 5,000 skilled MLS in the U.S. and India. More than 2,300 of these MLS work out of our three facilities in India, making us one of the largest global providers of clinical documentation technology and services in the industry. We provide quality, value-added clinical documentation technology and service solutions with flexible dictation options for our physician clients, flexible data review options for hospital administrators and well managed work flow and protocols through our proprietary MLS workstation software and integrated clinical documentation platforms.
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
Our operations are conducted through Operations and its subsidiaries — Spheris Leasing LLC, which has historically been used to facilitate equipment procurement; Spheris Canada Inc., which was formed to facilitate our Canadian operations; Spheris, India Private Limited (“SIPL”), which was formed to conduct our Indian operations; and Vianeta Communications (“Vianeta”), which was acquired in March 2006.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates and assumptions that are believed to be reasonable under the circumstances based on past experience and management’s judgment. Actual results could differ from these estimates. As more information becomes known, these estimates and assumptions could change, having an impact on the amounts reported in the future. A summary of our critical accounting policies is described under the caption “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” in our Annual Report. There have not been any material changes in our critical accounting policies since December 31, 2007.
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
Executive Summary
Our long-term strategy is to be the clinical documentation industry leader by providing technology and services to healthcare providers supported by a global workforce network. The clinical documentation industry, as a whole, continues to be challenged by the development and integration of new technology into clinical documentation service offerings to improve production capabilities and expand the breadth of products and services offered. The increased demand for electronic health records, shorter turnaround times and on-going pricing pressures related to our products, technology and services and the healthcare markets in general are placing additional pressure on the clinical documentation industry. We believe the global and technology investments we have made to increase our production capabilities and the efficiencies of our MLS workforce have placed us in an improved position to address these challenges.
During the first nine months of 2008, we continued to focus our efforts on improving our production capabilities through better utilization of our global workforce, which helped improve both service levels and production efficiencies. In furtherance of these initiatives, we expanded our global operations through the opening of our third India site in Hyderabad, India during the first quarter of 2008. We also continued to make investments in our technologies to further accelerate the development and enhancement of our product and service offerings, including the integration of speech recognition technology into our clinical documentation platforms. While these technology investments increased the direct costs of revenues and general and administrative expenses during the first nine months of 2008, these technology initiatives are already beginning to drive operating margin improvements as our new and improved products and services are implemented throughout our customer base.
On October 3, 2008, we entered into an exclusive, five-year services agreement with Community Health Systems Professional Services Corporation, a subsidiary of CHS, the leading operator of community-based hospitals in the U.S., to provide clinical documentation technology and services to all of its affiliated hospitals. The initial term of the services agreement is five years, and unless terminated in accordance with the terms of the services agreement, will be automatically extended for additional successive one-year periods. The system-wide transition of CHS facilities to our clinical documentation technology and services is expected to take place over the next thirty-six months.
In connection with entering into the services agreement, CHS became a minority owner in Spheris Holding III, our indirect parent. Additionally, Spheris Holding III issued warrants to CHS to purchase shares of common stock of Spheris Holding III upon the attainment of certain revenue milestones set forth in the warrants. Also in connection with entering into the services agreement, CHS acquired the right to appoint two members to our board of directors. Simultaneous with the closing of the transaction, CHS appointed two of its senior executives to our board of directors, and Mr. Wayne Smith, Chairman, President and Chief Executive Officer of CHS, stepped down from our board of directors after more than seven years of service.
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Net Revenues. Net revenues were $44.7 million for the three months ended September 30, 2008 as compared to $48.9 million for the three months ended September 30, 2007. The decrease in net revenues during the third quarter of 2008 as compared to the prior year period was due primarily to the impact of net lost business and lower average pricing.
Direct Costs of Revenues. Direct costs of revenues were $31.7 million, or 70.9% of net revenues, for the three months ended September 30, 2008 as compared to $35.1 million, or 71.8% of net revenues, for the three months ended September 30, 2007. The decrease in direct costs of revenues as a percentage of net revenues during the third quarter of 2008 as compared to the prior year period was primarily due to operational efficiencies gained through increased utilization of our global production workforce and speech recognition technologies. These savings were partially offset by costs associated with the expansion of our global capacity and the impact of revenue pricing.
Marketing, Selling, General and Administrative Expenses. Marketing, selling, general and administrative expenses were $6.0 million, or 13.4% of net revenues, for the three months ended September 30, 2008 as compared to $6.2 million, or 12.7% of net revenues, for the three months ended September 30, 2007. The decrease in marketing, selling, general and administrative expenses during the third quarter of 2008 as compared to the prior year period was primarily due to savings from the restructuring of certain overhead departments and other operational cost savings initiatives. These savings were partially offset by accelerated technology investments to further develop and enhance our product and service offerings.
Depreciation and Amortization. Depreciation and amortization was $5.9 million, or 13.2% of net revenues, for the three months ended September 30, 2008 as compared to $6.0 million, or 12.3% of net revenues, for the three months ended September 30, 2007.
Interest Expense. Interest expense was $4.7 million, or 10.5% of net revenues, for the three months ended September 30, 2008 as compared to $5.3 million, or 10.8% of net revenues, for the three months ended September 30, 2007. The decrease in interest expense during the third quarter of 2008 as compared to the prior year period was due to lower interest rates on our outstanding debt during the current-year period.
Other Expense. Other expense of $0.8 million, or 1.8% of net revenues, for the three months ended September 30, 2008, was primarily composed of the change in the fair value of our forward currency exchange contracts used to hedge against fluctuations in exchange rates.
Income Taxes. We recognized a $1.7 million income tax benefit for the three months ended September 30, 2008 as compared to a $1.9 million income tax benefit for the three months ended September 30, 2007. The change in the total effective tax rate for the three months ended September 30, 2008 as compared to the prior year period resulted primarily from changes in valuation amounts on our net operating loss assets.
Net Loss. Net loss was $2.6 million for the three months ended September 30, 2008 as compared to $3.5 million for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Net Revenues. Net revenues were $141.1 million for the nine months ended September 30, 2008 as compared to $151.8 million for the nine months ended September 30, 2007. The decrease in net revenues during the first half of 2008 as compared to the prior year period was due primarily to the impact of net lost business and lower average pricing.
Direct Costs of Revenues. Direct costs of revenues were $102.8 million, or 72.9% of net revenues, for the nine months ended September 30, 2008 as compared to $108.8 million, or 71.7% of net revenues, for the nine months ended September 30, 2007. The increase in direct costs of revenues as a percentage of net revenues during the first nine months of 2008 as compared to the prior year period was primarily due to the impact of costs associated with the expansion of our global capacity, certain costs associated with training and transitioning our workforce to speech recognition technologies, service level investments and the impact of revenue pricing. These increases were partially off-set by operational efficiencies gained through increased utilization of our global production workforce and speech recognition technologies, in addition to the realization of certain overhead cost savings.
Marketing, Selling, General and Administrative Expenses. Marketing, selling, general and administrative expenses were $19.6 million, or 13.9% of net revenues, for the nine months ended September 30, 2008 as compared to $18.7 million, or 12.3% of net revenues, for the nine months ended September 30, 2007. The increase in marketing, selling, general and administrative expenses during the first nine months of 2008 as compared to the prior year period was primarily due to accelerated technology investments to further develop and enhance our product and service offerings, $1.3 million of expenses relating to a transaction that was not consummated and defense costs associated with our patent infringement lawsuit. These increases were partially offset by savings from the restructuring of certain overhead departments and other operational cost savings initiatives.
Depreciation and Amortization. Depreciation and amortization was $17.7 million, or 12.5% of net revenues, for the nine months ended September 30, 2008 as compared to $18.2 million, or 12.0% of net revenues, for the nine months ended September 30, 2007.
Interest Expense. Interest expense was $14.4 million, or 10.2% of net revenues, for the nine months ended September 30, 2008 as compared to $16.1 million, or 10.6% of net revenues, for the nine months ended September 30, 2007. The decrease in interest expense during the first nine months of 2008 as compared to the prior year period was due to more favorable interest margins under our 2007 Senior Credit Facility, which replaced our prior senior secured credit facility in July 2007, as well as lower interest rates on our outstanding debt during the current-year period.
Other Expense. Other expense of $1.4 million, or 1.0% of net revenues, for the nine months ended September 30, 2008, was primarily composed of the change in the fair value of our forward currency exchange contracts used to hedge against fluctuations in exchange rates.
Income Taxes. We recognized a $5.6 million income tax benefit during the nine months ended September 30, 2008 as compared to a $4.6 million income tax benefit for the nine months ended September 30, 2007. The change in the total effective tax rate for the nine months ended September 30, 2008 as compared to the prior year period was primarily due to changes in valuation amounts on our net operating loss assets.
Net Loss. Net loss was $9.3 million for the nine months ended September 30, 2008 as compared to $7.5 million for the nine months ended September 30, 2007.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and borrowings under our revolving credit facility. We had total unrestricted cash and cash equivalents and net working capital of $9.9 million and $26.4 million, respectively, as of September 30, 2008 as compared to total unrestricted cash and cash equivalents and net working capital of $7.2 million and $22.2 million, respectively, as of December 31, 2007. The increase in net working capital was primarily attributable to a $5.0 million draw from the revolver portion of our 2007 Senior Credit Facility in June 2008, which has been used in part to help fund our accelerated technology spending and certain operating obligations.
We generated $1.0 million of cash from operating activities during the nine months ended September 30, 2008 as compared to $9.8 million of cash generated from operating activities during the same period in 2007. The decrease in cash generated from operating activities during the first nine months of 2008 as compared to the prior year period was attributable to the year over year change in operating performance, timing of wages and benefit payments, and the current period payment of certain security deposits, as offset by the favorable impact of improved collections on accounts receivable.
We had $5.0 million, or 3.5% of net revenues, of capital expenditures during the nine months ended September 30, 2008 as compared to $3.6 million, or 2.4% of net revenues, of capital expenditures for the same period in 2007. The increase in capital expenditures during the first nine months of 2008 as compared to the prior year period was due to the expansion of our global operations through the opening of our third site in India, which opened in the first quarter of 2008, the relocation of certain corporate functions to our Franklin, Tennessee corporate headquarters, and technology and infrastructure improvements to support our systems and services. Our growth strategy will require continued capital expenditures in 2008. We currently expect that our capital expenditures will be $6.0 million to $7.0 million in 2008. For the remainder of 2008, we anticipate incurring additional capital expenditures for technology improvements and upgrades to support our systems and services. We plan to finance our proposed capital expenditures with cash generated from operations, cash on hand and, if necessary, borrowings under our revolving credit facility.
The 2007 Senior Credit Facility consists of a term loan in the original principal amount of $70.0 million and a revolving credit facility in an aggregate principal amount not to exceed $25.0 million outstanding at any time. The revolving loans and the term loan bear interest at LIBOR plus an applicable margin or the reference bank’s rate plus an applicable margin, at our option. Under the revolving credit facility, we may borrow up to the lesser of $25.0 million or a loan limiter amount, as defined in the 2007 Senior Credit Facility, less amounts outstanding under letters of credit. During August 2008, we utilized $2.3 million of our revolving credit facility to fund certain security deposits, previously secured through letters of credit. As of September 30, 2008, we had $7.3 million outstanding under the revolver portion of the 2007 Senior Credit Facility. As a result, our total remaining capacity for borrowings under the 2007 Senior Credit Facility was $17.7 million as of September 30, 2008.
All unpaid principal amounts under the 2007 Senior Credit Facility are due at maturity on July 17, 2012. Additionally, we are required to perform annual excess cash flow calculations, as defined in the 2007 Senior Credit Facility, and to remit any applicable amounts to reduce the outstanding term loan balance. Interest payments under the 2007 Senior Credit Facility are due monthly or at other intervals not to exceed every three months, depending on the interest elections made by us. At September 30, 2008, approximately $0.1 million of accrued interest was outstanding under the 2007 Senior Credit Facility.
Under the 2007 Senior Credit Facility, Operations is the borrower. The 2007 Senior Credit Facility is secured by substantially all of our assets and is guaranteed by Spheris, Spheris Holding II and all of Operations’ subsidiaries, except SIPL. The 2007 Senior Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 2007 Senior Credit Facility also contains customary events of default, the occurrence of which could allow the collateral agent to declare any outstanding amounts to be immediately due and payable. The financial covenants contained in the 2007 Senior Credit Facility will become more restrictive over time. Future drawings under the 2007 Senior Credit Facility will be available only if, among other things, we are in compliance with the financial covenants and other conditions required under the 2007 Senior Credit Facility. Our ability to meet those covenants and conditions will depend on our results of operations. We believe we were in compliance with the financial covenants in the 2007 Senior Credit Facility as of September 30, 2008. Although we currently believe that we will be able to maintain continued compliance with our financial covenants, there can be no assurance that we will remain in compliance with the financial covenants for future periods or that, if we default under any of our covenants, we will be able to obtain waivers or amendments that will allow us to operate our business in accordance with our plans.
Our $125.0 million of 11% senior subordinated notes are due 2012. The notes are general unsecured senior subordinated obligations of ours, are subordinated in right of payment to existing and future senior debt, are pari passu in right of payment with any future senior subordinated debt and are senior in right of payment to any future subordinated debt. Our domestic operating subsidiaries are guarantors of the notes. Interest is payable semi-annually on these notes, and all principal is due on maturity in 2012. The senior subordinated notes are effectively subordinated to all of our and our guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and lease obligations) of our subsidiary that is not a guarantor of the notes. The senior subordinated notes contain certain restrictive covenants that place limitations on our incurrence of additional debt, payment of dividends and other items as specified in the indenture governing the notes. Defaults under, and acceleration of amounts due on, our obligations under the 2007 Senior Credit Facility would create an event of default under the senior subordinated notes, which would cause the notes to become due and payable immediately upon notice by the holders.

We completed the sale and issuance of our senior subordinated notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). During 2006, we filed a registration statement on Form S-4 (Registration No. 333-132641) with the SEC to exchange the senior subordinated notes for a new issuance of identical debt securities that are registered under the Securities Act. The exchange offer was completed during June 2006.
To fund a portion of the purchase price of Vianeta in March 2006, our current equity investors contributed $8.0 million in cash through an equity investment to Spheris Holding III, which was contributed to Operations. We held $0.2 million in restricted cash as of September 30, 2008 as part of the Vianeta acquisition, including amounts being held until resolution of certain tax matters related to the acquisition.
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
SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the current purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting, as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. While we have not yet fully evaluated the impact, if any, that the implementation of SFAS No. 141(R) will have on our results of operations or financial position, we have determined that we will be required to expense costs related to any future acquisitions as they are incurred beginning January 1, 2009.
SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that earnings or losses attributed to noncontrolling interests be reported as part of consolidated earnings rather than as a separate component of income or expense. SFAS No. 160 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 31, 2008. Earlier adoption is prohibited. As all of our subsidiaries are wholly-owned, we do not anticipate that the adoption of SFAS No. 160 will have a material impact on our results of operations or financial position.
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
The variable interest rates under our senior secured credit facility expose us to market risk from changes in interest rates. We manage this risk by managing the time span of the interest periods elected under this facility. Assuming a 10% increase in interest rates available to us on our variable portion of debt, we would have incurred $0.1 million and $0.3 million in additional interest expense during the three and nine months ended September 30, 2008, respectively. We have entered into certain interest rate management agreements under our 2007 Senior Credit Facility to protect us from unfavorable changes in market interest rates.
We are exposed to market risk with respect to our cash and cash equivalent balances. As of September 30, 2008, we had unrestricted cash and cash equivalents of $9.9 million. The remaining cash of $0.3 million as of September 30, 2008 is restricted cash that is currently available for distribution to former HealthScribe and Vianeta shareholders, and certain amounts being held until resolution of certain tax matters related to the Vianeta acquisition. Assuming a 10% decrease in interest rates available on invested cash balances, interest income would have decreased by $1,000 and $7,000 during the three and nine months ended September 30, 2008.
We had $2.4 million in cash accounts in India in U.S. dollar equivalents as of September 30, 2008. We manage the risk of changes in exchange rates through forward foreign currency contracts.
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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
On November 6, 2007, we were sued for patent infringement by Anthurium Solutions, Inc. in the U.S. District Court for the Eastern District of Texas, alleging that we had infringed and continue to infringe United States Patent No. 7,031,998 through our use of our Clarity technology platform. The complaint also alleges claims against MedQuist Inc. and Arrendale Associates, Inc., and seeks injunctive relief and unspecified damages, including enhanced damages and attorneys’ fees. We timely filed our answer and a counterclaim seeking a declaratory judgment of non-infringement and invalidity. Although we currently believe these claims are without merit, our investigation of the claims is ongoing. The discovery phase of the litigation has commenced. The claim construction hearing was held on November 6, 2008, and we expect a ruling to be made in sixty (60) to ninety (90) days. The trial date is currently set for October 6, 2009. We plan to vigorously defend against the claim of infringement and pursue all available defenses
Item 1A. Risk Factors
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

SPHERIS INC.
Date: November 12, 2008	By:	/s/ Steven E. Simpson
Steven E. Simpson
President and Chief Executive Officer

	By:	/s/ Brian P. Callahan
Brian P. Callahan
Chief Financial Officer