Form 10-K
period 2008-12-31
Spheris Inc.
filed 2009-03-20
CIK 1355804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 20, 2009, 100%, or 10 shares, of Spheris Inc.’s common stock outstanding was owned by Spheris Holding II, Inc., its sole stockholder.

SPHERIS INC.

ANNUAL REPORT ON FORM 10-K

i

FORWARD LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, those statements including the words “expects,” “intends,” “believes,” “may,” “will,” “should,” “continue” and similar language or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those set forth under Item 1A. “Risk Factors,” in addition to those discussed elsewhere in this Annual Report on Form 10-K (this “Report”).
In addition, factors that we are not currently aware of could harm our future operating results. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to release any revisions to the forward-looking statements or reflect events or circumstances after the date of this Report.
Unless this Report indicates otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “Company” or “Spheris” as used in this Report refer to Spheris Inc. and its subsidiaries as of December 31, 2008.

PART I
Item 1. Business
Organization and History
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
Company Overview
We are a leading global provider of clinical documentation technology and services to health systems, hospitals and group medical practices throughout the United States, with significant scale in the highly fragmented clinical documentation marketplace. As of December 31, 2008, we employed approximately 4,500 skilled medical language specialists (“MLS”) in the U.S. and India. More than 2,000 of these MLS work out of our three facilities in India, making us one of the largest global providers of clinical documentation technology and services. We provide quality, value-added clinical documentation technology and service solutions with flexible dictation options for our physician clients, flexible data review options for hospital administrators and well-managed work flow and protocols through our proprietary MLS workstation software and integrated clinical documentation platforms.
Clinical documentation is the process of converting dictated patient information into a textual format for inclusion in the patient’s medical record and is an integral part of the health information management, or HIM, department for healthcare providers. Clinical documentation is used by many healthcare industry participants to further patient care, support medical reimbursements, facilitate legal and compliance standards and conduct research. We believe an increase in demand for clinical documentation technology and services will be driven by:
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
We utilize leading technologies to support our clinical documentation technology and services. Our systems have the capability to capture, store and manage voice dictation, digitize voice dictation and deliver electronically formatted records via print, facsimile, secure internet portal and direct interface with a customer’s HIM system. We also utilize encryption and security systems that assist our customers and us with compliance with privacy and security standards, such as the Health Insurance Portability and Accountability Act (“HIPAA”), and the protection of the confidentiality of medical records.
Spheris Clinical Documentation Process Flow

Data Capture	Data Center	Documentation	Data Access
Physicians dictate data using leading hand-held or phone-based technology that is collected onto a voice server.	Physician dictated data and patient demographics are directly linked, via HL7-ready interface, to a data center where they are consolidated for access by MLS.	MLS access data through virtual private network or other secure means and complete the conversion of voice to text directly onto our platform.	The medical center can directly and securely access transcribed reports via fax, print-out, and/or secure internet portal.

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
Services Provided
We provide clinical documentation technology and services to health systems, hospitals and group medical practices throughout the U.S. Our scale enables us to implement technology and services for large, technologically sophisticated healthcare providers, while tailoring our technology and services to meet the specific needs of each customer. Our integrated technology platforms enable us to quickly develop interfaces with our customers’ HIM systems. In addition, we provide flexible dictation options for physicians, flexible data review options for hospital administrators and well-managed workflow and standard HL7-ready protocols for our MLS through our proprietary MLS workstation software and integrated clinical documentation platforms. Health Level Seven, or HL7, is the highest level of several American National Standards Institute accredited Standards Developing Organizations operating in the clinical and administrative domain within the healthcare arena. HL7 supports such functions as security checks, participant identification, availability checks, exchange mechanism negotiations and data exchange structuring.
Clinical documentation, the process of converting dictated patient information into a text format for inclusion in the medical record, is an integral part of the HIM department for healthcare providers. Our clinical documentation process begins with a physician or other healthcare provider dictating into a telephone, personal digital assistant or personal computer microphone. The dictated voice file is then combined with patient demographic data from the medical facility’s information system and sent to an MLS. The MLS securely accesses the data and converts the voice file into a text document, which is sent back to the physician for approval. In many cases, our MLS utilize speech recognition technologies to more efficiently convert voice files into text documents. Once the physician accepts the document, the physician generally assumes responsibility for the content of the transcribed record and the transcribed record is incorporated into the medical record. The medical record is then coded for billing and other purposes.
As of February 28, 2009, we employed approximately 4,500 skilled MLS in the U.S., Canada and India. More than 2,000 of these skilled MLS work out of our three facilities in India. The combination of our domestic and global operations provides us with the flexibility to balance demand for services across our entire MLS workforce. We have the flexibility to offer global services to those customers that wish to migrate to global services and to offer new customers a choice of domestic or global services, or a combination of both.
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
Currently, we have more than 2,000 MLS working out of our facilities in Bangalore, Coimbatore and Hyderabad, India. These MLS enable us to utilize our skilled global labor force on a cost-effective basis and enhance our ability to respond to our customer needs 24 hours a day, seven days a week by providing a skilled labor pool of MLS for what traditionally have been difficult to staff, off hour and weekend shifts. We have refined our training and quality control procedures to implement best practices in our global operations and achieved ISO 9001:2000 certification for our Bangalore and Coimbatore facilities. To address potential security concerns, we have implemented rigorous security measures in our global operations. These security measures include: (i) the maintenance of contained facilities, accessible only through encoded access cards, (ii) the maintenance of encrypted, pass code protected Web access interface and (iii) workstations that prohibit printing, copying and saving. Additionally, we utilize certain pre-certified third party entities to supplement our global production capacity. These entities must execute a comprehensive services agreement which sets forth rigorous security and privacy standards to comply with regulatory requirements, such as patient confidentiality and other HIPAA requirements, and undergo a thorough review of security and quality protocols prior to obtaining certification to process our work.
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
Our Customers
We currently have contracts to provide technology and services to health systems, hospitals and group medical practices. Our customer base encompasses a broad spectrum of client types, including for-profit and not-for-profit medical facilities, rural, suburban and urban medical facilities, from individual facilities to large networks. We also have contracts with several hospital group purchasing organizations, which are buying consortiums composed of hospitals that are able to obtain volume-related discounts on medical supplies and services, including clinical documentation.
Consistent with industry practice, we generally charge for our services on a price per line or price per character basis, with the exception of clinical documentation performed for certain specialized work types such as radiology and pathology, which are typically priced on a per report basis. Pricing is generally determined taking into account the number of physicians and the complexity of a client’s workflow. Our customer contracts are typically three years in duration and generally include automatic renewal clauses, subject to the cancellation rights of each party to the contract. Customer contracts are normally structured with payment terms of 30 days with adjustments for failure to meet quality and turnaround time performance requirements. Many contracts include annual consumer price index-based or fixed rate-based increases.
We believe we have developed strong working relationships with our customers by tailoring our technology and services to meet the particular needs of each customer. No single customer accounted for more than 10% of revenues for the year ended December 31, 2008.

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
Technological Capabilities
Our services are dependent on technology and require expertise in both hardware and software development. We have made significant investments to develop and license technologies beyond current customer requirements in an effort to enhance our customer offerings, further improve the efficiencies of our MLS and increase our production capacities. These technology initiatives led to the successful launch of our Spheris Clarity® product in October 2006, which includes speech recognition capability. As a result of our investments in technology, we have scalable clinical documentation platforms that allow us to deliver and analyze data, manage our MLS workforce and services, coordinate solutions with our clients and interface with our customers’ in-house systems without disrupting physician workflow. We believe our systems are capable of a service load significantly larger than our current service load. We actively monitor our system utilization and periodically perform load testing to ensure appropriate future infrastructure investment.
To support interoperability of data, our clinical documentation platforms enable us to quickly develop standard interfaces with our customers’ HIM systems leveraging HL7. The consolidated systems architecture provides significant operational efficiencies by enabling easier training of system specialists, customers, MLS and help desk operators.
Spheris Clinical Documentation Platforms
Spheris utilizes a Web-based remote MLS network to deliver greater speed, accuracy and cost efficiencies to the clinical documentation process. The Spheris Clarity® platform includes the best attributes of Spheris’ prior proprietary systems, as well as certain enhancements based on customer feedback and technology advancements, that manage dictation, transcription, speech recognition technology, workflow, electronic approvals, document management and reporting. Spheris also supports legacy clinical documentation platforms for many of its existing customers, and we plan to migrate these customers to our next generation of technology on a mutually convenient conversion schedule.

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
Intellectual Property
We rely upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements, contractual provisions and technical measures to protect the intellectual property used in our business. We also acquired certain patent applications in our acquisition of Vianeta, one of which has matured into a patent, and are continuously exploring the possibility of seeking protection on other potentially patentable inventions. We own Federal trademark registrations for the marks SPHERIS, HEALTHSCRIBE, PRACTICE ANYWHERE and CLARITY, Federal trademark applications for PRINCIPLE, FOLLOW THE SUN and TRUE SCORING, and a trademark registration for SPHERIS in India. We have ownership rights to numerous domain names, including “www.spheris.com” and other domain names that either are or may be relevant to conducting our business. Our inability to protect our trademarks, patents or domain names adequately could have a material adverse effect on our business and impair our ability to protect and maintain our brand.
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
Competition
The clinical documentation outsourcing industry is highly fragmented. We estimate that the top ten firms in the industry account for less than 10% of the total outsourcing market. There are currently two large national service providers, one of which is Spheris and the other of which is MedQuist (OTC: MEDQ), several mid-sized service providers with annual revenues between $10.0 million and $50.0 million, and hundreds of smaller, independent businesses. Most of the outsourcing providers are U.S. based, but there are several companies, including us, that have a global presence. Most mid-sized and smaller industry participants, especially most global companies, compete primarily on price, because they lack the technology, service levels, scale and capability for technological integration necessary to target high-end customers on a consistent basis.

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
Employees
As of February 28, 2009, we had approximately 5,300 employees, including approximately 4,500 MLS. None of our employees are represented by a labor union. We consider relations with our employees to be good.
Regulatory Matters
Virtually all aspects of the practice of medicine and the provision of healthcare technology and services are regulated by federal or state statutes and regulations, by rules and regulations of state medical boards and state and local boards of health, and by codes established by various medical associations. We have attempted to structure our operations to comply with these regulations. Although generally we are not currently subject to direct regulation as an outsourcing services provider, future government regulation of the practice of medicine and the provision of healthcare technology and services may require us to restructure our operations in order to comply with such regulations. Bills introduced during recent sessions of the U.S. Congress have sought to restrict the transmission of personally identifiable information regarding a U.S. resident to any foreign affiliate, subcontractor or unaffiliated third party without adequate privacy protections or without providing notice of the transmission and an opportunity to opt out. Some of the proposals would have required patient consent. The proposed laws would have imposed liability on healthcare businesses arising from the improper sharing or other misuse of personally identifiable information. Some proposals would have created a private civil cause of action that would have allowed an injured party to recover damages sustained as a result of a violation of the new law.
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
The HIPAA regulations governing the performance of certain transactions electronically established a standard format for the most common healthcare transactions, including claims, remittance, eligibility and claims status. Providers, plans and employers are also required to use standard identifiers. Regulations issued pursuant to HIPAA establish national privacy standards for the protection of individually identifiable health information. The HIPAA security regulations established security requirements for electronic individually identifiable health information. The regulations require implementation of administrative safeguards, physical safeguards, technical security services and technical security mechanisms with respect to information that is electronically maintained or transmitted in order to protect the confidentiality, integrity and availability of individually identifiable health information. Regulations establishing standards for electronic signatures have been proposed but not finalized. A substantial part of our activities involves the receipt or delivery of confidential health information concerning patients of our customers in connection with the provision of clinical documentation services to participants in the healthcare industry. Since the effective dates of the HIPAA privacy and security rules, our customers have been required by HIPAA to contractually bind us to certain obligations regarding privacy and security. The American Recovery and Reinvestment Act of 2009 (“ARRA”) expands the application of certain of the HIPAA privacy and security rules to apply directly to business associates including us.

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and the ARRA makes these penalties applicable to business associates and strengthens the enforcement provisions of HIPAA, which may result in increased enforcement activity. Under the ARRA, the U.S. Department of Health and Human Services (“DHHS”) is required to conduct periodic compliance audits of covered entities and their business associates. The ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires DHHS to impose penalties for violations resulting from willful neglect. The ARRA also significantly increases the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. In addition, the ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.
ARRA provides that DHHS must issue regulations requiring covered entities to report certain security breaches to individuals affected by the breach and, in some cases, to DHHS or to the public via a website. This reporting obligation will apply broadly to breaches involving unsecured protected health information and will become effective 30 days from the date DHHS issues these regulations. In addition, we are subject to certain state laws that relate to privacy or the reporting of security breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the ARRA. For example, various state laws and regulations may require our customers or us to notify affected individuals in the event of a data breach involving certain individually identifiable health or financial information.
We have designated a HIPAA compliance officer and have implemented physical, technical and administrative safeguards related to the access, use and/or disclosure of individually identifiable health information to help ensure the privacy and security of this information consistent with the requirements of HIPAA. Although it is not possible to anticipate the total effect of these regulations, we have made and continue to make investments in systems to comply with our obligations under HIPAA and to support customer operations that are regulated by HIPAA.
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
As of December 31, 2008, our total indebtedness, excluding financed lease obligations, was $198.2 million.
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
Our interest expense could increase if interest rates increase, because our debt under the credit agreement governing our senior secured credit facility, which includes a $70.0 million term loan facility and a revolving loan facility of $25.0 million, bears interest at floating rates, generally either at the adjusted London Interbank Offered Rate (“LIBOR”) plus an applicable margin or a reference bank’s rate plus an applicable margin, at the Company’s option.
The terms of our senior secured credit facility and the indenture relating to our senior subordinated notes may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions that may be in our long-term best interests. Our financial covenants become more restrictive over time. Failure to achieve required financial covenants or breach of other non-financial covenants could result in potential acceleration of both our senior and subordinate debt obligations.
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
As of and for the period ending December 31, 2008, our senior secured credit facility required that we comply with certain financial covenants, including the following: a maximum leverage ratio test, a minimum fixed charge coverage ratio test, and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement for the most recent, consecutive twelve-month period. These financial covenants will become more restrictive over time. Our ability to meet those financial ratios and tests can be affected by events beyond our control and we cannot assure you that we will meet those tests.
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
The recent global economic and financial market crisis has had and may continue to have a negative effect on our business and results of operations.
Current global economic conditions could have a negative effect on our business and results of operations. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn following the recent housing downturn and subprime lending collapse in both the United States and Europe. Global credit and liquidity have tightened in much of the world. Some of our customers may face credit issues and could experience cash flow problems and other financial hardships, which could affect timeliness of payments to us. Consumer confidence and spending are down significantly.
Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective in alleviating the global economic declines. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our customers and our business in general. Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant effect on our business and results of operations.
Capital markets are currently experiencing a period of dislocation and instability, which has had and could continue to have a negative impact on the availability and cost of capital.
The general disruption in the U.S. capital markets has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing may be materially adversely impacted by these market conditions.

Risks Related to Our Business
We have a history of losses and accumulated deficit and could incur losses in the future.
We have a history of net losses. For the years ended December 31, 2008, 2007 and 2006, our net losses have been $19.2 million, $11.4 million and $12.2 million, respectively. As of December 31, 2008, we had an accumulated deficit of $54.2 million. If we do achieve profitability in the future, we may not be able to sustain or increase our profitability in the future.
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
Our success will depend on our ability to support existing technologies as well as our ability to adapt and integrate new technology into our clinical documentation platforms to improve our production capabilities and expand the breadth of our technology and service offerings, as well as our ability to address any potential unanticipated problems with our information technology systems, which we may not be able to do quickly, or at all.
Our ability to remain competitive in the clinical documentation industry is based, in part, on our ability to develop and utilize technology in the services that we provide to our customers to improve our production capabilities and expand the breadth of our technology and service offerings. Because our technology and services are an integral part of our customers’ operations, we also must quickly address any unanticipated problems with our information technology systems that could cause an interruption in service or a decrease in our responsiveness to customers. Furthermore, as our customers advance technologically, we must be able to effectively integrate our platforms with their systems and provide advanced data collection technology. We plan to further develop and integrate new technologies, such as speech recognition, into our current technology and service structure to give our clients high-quality and cost-effective technology and services and continually seek to improve our clinical documentation and related technology and service offerings. We also may need to further develop technologies to provide technology and services comparable to those of our competitors as they develop new technology. If we are unable to effectively develop and integrate new technologies, we may not be able to expand our technology and service offerings or compete effectively with our competitors. In addition, if the cost of developing and integrating new technologies is high, we may not realize the cost benefits we expect. If we are unable to successfully support existing technologies, we could risk future customer losses.
We compete with many others in the market for clinical documentation technology and services, which may result in lower prices for our technology and services, reduced operating margins and an inability to increase our market share and expand our technology and service offerings.
We compete with other outsource clinical documentation technology and service companies in a very fragmented market that includes national, regional and local service providers, as well as service providers with global operations. These companies offer products and services that are similar to ours and compete with us for both customers and qualified MLS. We also compete with the in-house clinical documentation staffs of healthcare facilities. While we attempt to compete on the basis of fast, predictable turnaround times and consistently high accuracy and document quality, all offered at a reasonable price, there can be no assurance that we will be able to compete effectively against our competitors or timely implement new products and services. Many of our competitors attempt to differentiate themselves by offering lower priced alternatives to the premium clinical documentation technology and services offered by us. Increased competition and cost pressures affecting the healthcare markets in general may result in lower prices for our technology and services, reduced operating margins and the inability to increase our market share.
As technology evolves, including the continued refinement of speech recognition technology, health information technology providers are attempting to provide technology and services that replace, or reduce the need for, clinical documentation. Furthermore, companies that provide technology and services complementary to clinical documentation, such as electronic medical records, coding and billing, may expand the technology and services they provide to include clinical documentation. Current and potential competitors may have financial, technical and marketing resources that are greater than ours. As a result, competitors may be able to respond more quickly to evolving technological developments or changing customer needs or devote greater resources to the development, promotion or sale of their technology or services than we can. In addition, competition may increase due to consolidation of clinical documentation companies. As a result of such consolidation, some of which has occurred over the past year, there may be a greater number of providers of clinical documentation technology and services with sufficient scale and service mix to attract additional customers. Current and potential competitors may establish cooperative relationships with third parties to increase their ability to attract our current and potential customers.
Potential customers may be reluctant to outsource or change the providers of their clinical documentation technology and services as a result of the cost and potential for disruption in services since clinical documentation is a critical element of their operations.
The upfront cost involved in changing clinical documentation providers or in converting from an in-house clinical documentation department to an outsourced provider may be significant. Many customers, especially in light of the current economic environment, may prefer to remain with their current provider or keep their clinical documentation in-house rather than incur these costs or experience a potential disruption in services as a result of changing technology and service providers. Also, as the maintenance of accurate medical records is a critical element of a healthcare provider’s ability to deliver quality care to its patients and to receive proper and timely reimbursement for the services it renders, potential customers may be reluctant to outsource such an important function.
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
We fund our Indian operations through transfers of U.S. dollars only as required pursuant to our services agreements with our Indian subsidiary. To the extent that we need to bring currency to the United States from our global operations, we may be adversely affected by foreign withholding taxes and currency control regulations. We manage our risk of changes in exchange rates through forward currency contracts. However, unfavorable changes in exchange rates in the future could materially impact our results of operations. Additionally, we are subject to transfer pricing tax laws and regulations. Our interpretation of these transfer pricing laws and regulations may from time-to-time be challenged by the Indian income tax authorities and could be subject to audit. In that regard, SIPL has received a notification of a tax assessment resulting from a transfer pricing tax audit by Indian income tax authorities amounting to $1.7 million including penalties and interest, which was subsequently adjusted to $1.4 million, for the fiscal tax period ended March 31, 2004 (the “2004 Assessment”). In January 2007, we filed a formal appeal with the India Commissioner of Income Tax. Prior to resolution of our appeals process, the Indian income tax authorities have required us to make advance payments toward the 2004 Assessment of approximately $1.0 million. During the fourth quarter of 2008, SIPL received notification of a tax assessment resulting from a transfer pricing tax audit by India income tax authorities amounting to $0.8 million including penalties and interest for the fiscal tax period ended March 31, 2005 (the “2005 Assessment”). In December 2008, we filed a formal appeal with the India Commissioner of Income Tax. Prior to resolution of our appeals process, the India income tax authorities required us to provide a bank guarantee in January 2009 for $0.8 million, the full amount of the 2005 Assessment. We intend to vigorously pursue all avenues with the Indian taxing authorities, legal and administrative agencies, and, if necessary, the Indian courts to rescind the assessments. If the resolution of the transfer pricing assessments were to have a negative outcome, it could have a material impact on our consolidated financial statements and results of operations.
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
The healthcare industry, including our company, is required to comply with extensive and complex laws and regulations at the federal and state levels. Our customer hospitals and other healthcare providers must comply with a variety of requirements, including regulations and laws protecting the confidentiality and security of individually identifiable health information. In particular, the regulations implementing HIPAA require healthcare providers, including our customers, to have confidentiality agreements in place with clinical documentation companies, whereby we are required to protect the confidentiality and security of individually identifiable health information we create or receive. ARRA expands the application of certain of the HIPAA privacy and security rules to apply directly to business associates including us. To the extent that the laws of the states in which we or our customers operate are more restrictive than HIPAA, we must also comply with those laws. To comply with these obligations, we may have to reorganize processes and invest in new technologies. We also are required to train personnel regarding HIPAA requirements.
If we, or any of our MLS, are unable to maintain the privacy and security of the medical data that is entrusted to us, we and our customers could be subject to civil and criminal fines and sanctions and we could be found to have breached our contracts with our customers. ARRA makes the penalties for HIPAA violations applicable to business associates and strengthens the enforcement provisions of HIPAA, which may result in increased enforcement activity. In addition, ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Further, we could be subject to state laws that require the reporting of certain improper disclosures and security breaches to individual patients. In addition, there historically has been scrutiny in the industry of billing practices relating to the counting of transcription lines, and such scrutiny could extend to our contracts and practices.
As noted above, we may expand our product offering to include complementary technology and services. Certain complementary technology and services may subject us to additional federal and state laws and regulations. For instance, in the event we expand our products and services to include health claim coding services, extensive federal and state requirements apply to the submission and creation of healthcare claims and the healthcare billing process. If we fail to comply with these requirements, we and our customers could be subject to significant civil and criminal penalties related to the submission of false claims. In addition, if we perform coding services, we could be deemed to be a healthcare clearinghouse and, thereby, directly subject to HIPAA regulations applicable to such businesses, including regulations governing the electronic performance of certain transactions, the privacy of individually identifiable health information, and the security of electronic individually identifiable health information. Failure to comply with these regulations could result in significant civil and criminal penalties.
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

We have significant carrying values of intangible assets which may never generate the returns we expect.
Goodwill and net internal-use software accounted for over 80% of the carrying value of our total assets as of December 31, 2008. Goodwill, which represents the excess of cost over the fair value of the net assets of businesses acquired, had a carrying value of $218.8 million as of December 31, 2008, representing 79% of total Company assets. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition and are reviewed at least annually for potential impairment. Impairment may result from, among other things, deterioration in the performance of our operations, adverse market conditions, and adverse changes in applicable laws or regulations. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would reduce our profits for the fiscal period in which the write-off occurs, and could have a material impact on our consolidated financial statements.
Warburg Pincus controls us, and its interests may conflict with the interests of our security holders.
Affiliates and designees of Warburg Pincus LLC (“Warburg Pincus”) beneficially own a majority of our outstanding capital stock. Subject to the provisions of a Stockholders’ Agreement among the stockholders of our indirect parent, Spheris Holding III, Inc. (“Spheris Holding III”), which, in certain instances grants each of TowerBrook Capital Partners, LLC (“Towerbrook” and together with Warburg Pincus, the “Parent Investors”) and CHS/Community Health Systems, Inc. (“CHS”) the right to designate two members of our board of directors, Warburg Pincus will be able to cause the election of all of the members of our board of directors, the appointment of new management and the approval of any action requiring the approval of our stockholders, including amendment of our certificate of incorporation and mergers or sales of substantially all of our assets. The directors, if any, elected by Warburg Pincus and, in certain instances, TowerBrook and CHS will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. Furthermore, without the approval of the board of directors and, so long as Warburg Pincus owns at least five percent of the common stock of Spheris Holding III (as owned by Warburg Pincus, Towerbrook, CHS and Spheris Investment LLC (“Spheris Investment”), the affirmative vote of a majority of the shares of common stock owned by Warburg Pincus, Spheris Holding III will not, and will not permit any subsidiary to, sell, lease or dispose of assets in excess of $5.0 million outside of the ordinary course of business, incur indebtedness for borrowed money in excess of $2.0 million in any fiscal year, make capital expenditures in any fiscal year in excess of an amount equal to 110% of the capital expenditures described in the operating plan of Spheris Holding III, as approved by the board of directors of Spheris Holding III, for such fiscal year, engage in any material business or activity other than that described in the operating plan, materially change its accounting methods or policies or change its auditors, increase the compensation of its senior executives other than as described in the operating plan, approve the operating plan or take, agree to take or resolve to take any actions in furtherance of any of the foregoing. Our interests and the interests of our affiliates, including Warburg Pincus, TowerBrook and CHS, could conflict with the interests of our security holders.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We are headquartered in Franklin, Tennessee with major operations in Sterling, Virginia; Bangalore, India; Coimbatore, India and Hyderabad, India. We do not own any real property. We currently lease 70,209 square feet of office space in Franklin, Tennessee, which houses our corporate headquarters, Tennessee data center, and our hardware fulfillment operations. This lease is scheduled to expire in October 2016. We also lease 23,407 square feet of office space in Sterling, Virginia, which houses a data center. This lease is scheduled to expire in December 2013. We lease 54,500 square feet of space in Bangalore, India, 38,987 square feet of space in Coimbatore, India, and 25,875 square feet of space in Hyderabad, India, where our global clinical documentation facilities are located. These leases are scheduled to expire in April 2013, April 2015 and May 2016, respectively.

Item 3. Legal Proceedings
Although from time to time we are subject to various legal proceedings in the ordinary course of conducting our business, other than as set forth below, we are not currently a party to any material pending legal proceeding nor, to our knowledge, is any material legal proceeding currently threatened against us, although no assurance can be given with respect to the ultimate outcome of any such proceedings.
On November 6, 2007, we were sued for patent infringement by Anthurium Solutions, Inc. in the U.S. District Court for the Eastern District of Texas, alleging that we have infringed and continue to infringe United States Patent No. 7,031,998 through our Clarity technology platform. The complaint also alleges claims against MedQuist Inc. and Arrendale Associates, Inc., and seeks injunctive relief and unspecified damages, including enhanced damages and attorneys’ fees. We timely filed our answer and a counterclaim seeking a declaratory judgment of non-infringement and invalidity. Although we currently believe these claims are without merit, the discovery phase of the litigation is ongoing. The trial date is currently set for October 6, 2009. We plan to vigorously defend against the claim of infringement and pursue all available defenses.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of March 17, 2009, 100% of our capital stock outstanding was owned by Spheris Holding II, our sole stockholder. No established public trading market currently exists for our capital stock. During the years ended December 31, 2008 and 2007, we did not pay any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend, instead, to retain any future earnings for reinvestment in our business or other corporate purposes. Any future determination as to the payment of dividends will be made at the discretion of our board of directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as the board of directors deems relevant.
Our ability to pay dividends is also restricted by our senior secured credit facility and the indenture governing our senior subordinated notes.
Item 6. Selected Financial Data
The selected statement of operations data for each of the three years in the period ended December 31, 2008 and the balance sheet data as of December 31, 2008 and 2007 are derived from our audited financial statements, which are included in Item 8. “Financial Statements and Supplementary Data” of this Report. The selected statement of operations data for the years ended December 31, 2005 and 2004 are derived from our audited financial statements, which are not included in this Report. The financial results of acquired companies have been included in the selected financial data as of the date of acquisition. You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this Report.
To assist in the comparability of our financial results and facilitate an understanding of our results of operations for each of the five years in the period ended December 31, 2008, the following overview and analysis combines our results of operations for January 1, 2004 through November 5, 2004 with our results of operations for November 6, 2004 through December 31, 2004 to discuss results for the year ended December 31, 2004 and compare such combined results with our results of operations for the year ended December 31, 2005. All periods prior to the November 2004 Recapitalization are sometimes referred to as the Predecessor throughout this document.

				Combined	Combined	Predecessor
						November 6,	January 1,
						2004 through	2004 through
	Year Ended December 31,					December	November
	2008	2007	2006	2005	2004	31, 2004	5, 2004
				(Amounts in Millions)
Statement of Operations:
Net revenues	$182.8	$200.4	$207.1	$209.0	$152.7	$23.9	$128.8
Direct costs of revenues (exclusive of depreciation and amortization below)	131.3	144.1	152.1	154.3	113.8	18.0	95.8

Gross profit	51.5	56.3	55.0	54.7	38.9	5.9	33.0
Selling, general and administrative expenses	23.8	24.7	24.4	23.6	18.8	2.7	16.1
Depreciation and amortization	21.6	24.3	26.6	26.6	14.2	3.4	10.8
Restructuring charges	0.5	—	—	—	—	—	—

Operating income (loss)	5.6	7.3	4.1	4.5	5.8	(0.2)	6.1
Loss on refinance of debt	—	1.8	—	—	4.6	0.3	4.3
Interest expense, net	19.1	21.2	21.1	20.3	4.6	1.5	3.1
Other (income) expense	1.8	1.6	(0.4)	(0.4)	—	—	—

Net loss before income taxes	(15.3)	(17.3)	(16.6)	(15.4)	(3.3)	(2.0)	(1.3)
Provision for (benefit from) income taxes	3.9	(5.9)	(4.5)	(5.1)	(0.3)	(0.8)	0.5

Net loss	$(19.2)	$(11.4)	$(12.2)	$(10.2)	$(3.0)	$(1.3)	$(1.8)

Balance Sheet Data (end of period):
Unrestricted cash and cash Equivalents	$3.3	$7.2	$6.3	$7.3	$6.1
Total assets	275.1	300.1	315.7	320.3	342.1
Total debt and lease obligations	198.9	195.0	198.6	199.6	201.5
Total stockholders’ equity	56.1	76.7	86.6	90.7	100.6

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
OVERVIEW
We are a leading global provider of clinical documentation technology and services to health systems, hospitals and group medical practices throughout the United States, with significant scale in the highly fragmented clinical documentation marketplace. As of December 31, 2008, we employed approximately 4,500 skilled MLS in the U.S. and India. More than 2,000 of these MLS work out of our three facilities in India, making us one of the largest global providers of clinical documentation technology and services. We provide a quality, value-added clinical documentation technology and services solution with flexible dictation options for our physician clients, flexible data review options for hospital administrators and well-managed work flow and protocols through our proprietary MLS workstation software and integrated clinical documentation platforms.
Clinical documentation is the process of converting dictated patient information into a text format for inclusion in the patient’s medical record and is an integral part of the HIM department for healthcare providers. Clinical documentation is used by many healthcare industry participants to further patient care, support medical reimbursements, facilitate legal and compliance standards and conduct research. We believe an increase in demand for clinical documentation technology and services will be driven by:
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
We utilize leading technologies to support our clinical documentation technology and services. Our systems have the capability to capture, store and manage voice dictation, digitize voice dictation and deliver electronically formatted records via print, facsimile, secure internet portal and direct interface with a customer’s HIM system. We also utilize encryption and security systems that assist our customers and us with compliance with privacy and security standards, such as HIPAA and the protection of the confidentiality of medical records.
We conduct our operations through Spheris Operations LLC and its subsidiaries — Spheris Leasing LLC, which has historically been used to facilitate our equipment procurement; Spheris Canada Inc., which was formed to facilitate our Canadian operations; SIPL, which was formed to conduct our Indian operations; and Vianeta, which was acquired in March 2006.
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
Revenue Recognition
We use revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 and our customer contracts contain multiple elements of services as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21 , “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). In accordance with the provisions of EITF No. 00-21 and related guidance for the individual elements, the Company records service revenues as the services are performed and defers one-time fees and recognizes the revenue over the life of the applicable contracts. Software licensing revenues are recognized upon culmination of the earnings process, as defined under the provisions of the American Institute of Certified Public Accountants Statement of Position No. 97-2, “Software Revenue Recognition”. Clinical documentation services are provided at a contractual rate, and revenue is recognized when the provision of services is complete, including the satisfaction of the following criteria: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. We monitor actual performance against contract standards and provide for credits against billings as reductions to revenues.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Accounts receivable are written off against the allowance for doubtful accounts when accounts are deemed to be uncollectible on a specific identification basis. The determination of the amount of the allowance for doubtful accounts is subject to judgment and estimation by management. Increases or decreases to the allowance may be made if circumstances or economic conditions change.
Goodwill, Intangibles and Other Long-Lived Assets
We account for goodwill, intangibles and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”).
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
In accordance with the provisions of SFAS No. 142, we perform an analysis of potential impairment of its goodwill assets annually, or whenever circumstances indicate that the carrying value may be impaired. Goodwill impairment testing requires a two step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying value, including goodwill. Regarding our specific analysis, this assessment is made at the consolidated level as we only have one reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered to have a potential impairment, and the second step is not necessary. However, if the carrying value of the reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any.

As of its December 31, 2008 goodwill impairment assessment date, we concluded that the fair value of the Company’s reporting unit exceeds its carrying value, and thus, the second step of the analysis is not required as no goodwill impairment is deemed to exist at that date. We have historically estimated the fair value of its reporting unit by evaluating results of analysis on market multiples and have added additional consideration of projected future cash flows as a consideration based on current market conditions. In our determination of applicable market multiples, we believe the Company performs at a level equal to or exceeding the median level performance for the group selected. However, there can be no assurance that this assumption will be an accurate prediction of future performance. In accordance with the provisions of SFAS No. 142, our cash flow estimates also incorporate assumptions that marketplace participants would use in estimating fair value. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and assumptions, including revenue growth rates, operating margins, discount rates, strategic plans and future market conditions, among others. Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions regarding appropriate market multiples, forecasted revenue, or margin growth rates are not achieved, or changes in strategy or market conditions occur, we may be required to recognize goodwill impairment charges in future periods.
Operating results whereby the Company does not perform consistent with median results of industry participants would indicate a need for changes in market multiples applied to the Company’s operating performance to arrive at applicable carrying values. Decreases in the market multiples might require a step two analysis to determine the amount of goodwill impairment, if any. A 10% decrease in the estimated free cash flow assumptions would have resulted in a reduction in fair values of approximately $28 million, which would not have required a step two analysis to determine the amount of goodwill impairment, if any. A 1% increase in the discount rate would have resulted in a reduction in fair values of approximately $22 million, which would not have required a step two analysis to determine the amount of goodwill impairment, if any.
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
Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (the “FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 requires significant judgments regarding the recognition and measurement of uncertain tax positions. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Stock-Based Compensation
Subsequent to the November 2004 Recapitalization, Spheris Holding III has issued, at various times, restricted stock and stock option grants to our employees and non-employee directors. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, these restricted stock and stock option grants have been reflected as compensation and included in general and administrative expenses due to benefits received by us. These restricted stock and stock option grants were valued at fair market value on the date of grant based on periodic third-party valuations and typically vest over a three or four-year period from the award date.
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
In connection with an agreement for health information processing services between Operations and Community Health Systems Professional Services Corporation, an affiliate of CHS, Spheris Holding III issued warrants to CHS to purchase shares of common stock of Spheris Holding III upon the attainment of certain revenue milestones set forth in the warrants. Since the warrants were issued by Spheris Holding III in order to induce sales by us, the costs of the warrants subject to vesting are recognized over the period in which the revenue is earned and are reflected as a reduction of net revenues in our consolidated statement of operations for the year ended December 31, 2008 in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.
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
Selling, General and Administrative Expenses. Selling expenses include sales and marketing expenses associated with our sales personnel and marketing department. General and administrative expenses represent costs associated with our senior management team, back office support and other non-operating departments. Additionally, general and administrative expenses include the costs associated with the research and development of our software products.
Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation and amortization of intangibles considered to have finite lives.
Interest Expense. Interest expense primarily relates to interest paid on outstanding debt balances and financed lease obligations.

Executive Summary
Our long-term strategy is to be the leading supplier of clinical documentation services by utilizing state of the art technology and our global workforce to optimize workflow, improve customer efficiencies and reduce costs. The clinical documentation industry, as a whole, continues to be challenged by on-going issues related to a shortage of qualified MLS, as well as challenges of adapting and integrating new technology into clinical documentation service offerings to improve production capabilities and expand the breadth of products and services offered. The increased demand for electronic health records, shorter turnaround times and on-going pricing pressures related to our products and services and the healthcare markets in general are placing additional pressure on the clinical documentation industry.
We experienced a challenging year during 2008 due largely to market challenges and internal strategic changes. However, positive results from several of the more significant changes that we made during the fourth quarter of 2008 were already being realized during the last few months of 2008 as well as the first few months of 2009. Some of the more significant events that transpired during the last quarter of 2008 included the signing of the largest customer contract in our history and a restructuring of our management team. We believe the changes made over the past year, as well as the continued global and technology investments we have made since 2004 have positioned us well to succeed in coming periods.
On October 3, 2008, we signed our largest customer contract ever and entered into an agreement for health information processing services with Community Health Systems Professional Services Corporation, an affiliate of CHS, to provide clinical documentation technology and services to certain of its affiliated hospitals. The initial term of the agreement is five years, and unless terminated in accordance with the terms of the agreement, will be automatically extended for additional successive one-year periods.
During October 2008, we commenced a restructuring plan to effect changes in both our management structure and the nature and focus of our operations. Pursuant to this plan, we recognized $0.5 million of restructuring charges during the fourth quarter of 2008. As a continuation of this plan, during January 2009, we eliminated a significant portion of our U.S-based administrative and corporate workforce and expect to incur additional restructuring charges, including one-time termination benefits and other restructuring related charges, in later periods.
The Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
Net Revenues. Net revenues were $182.8 million for the year ended December 31, 2008 as compared to $200.4 million for the year ended December 31, 2007. The decrease in net revenues during 2008 as compared to the prior year was due to the impact of net lost business and lower average customer contract pricing.
Direct Costs of Revenues. Direct costs of revenues were $131.3 million, or 71.8% of net revenues, for the year ended December 31, 2008 as compared to $144.1 million, or 71.9% of net revenues, for the year ended December 31, 2007. The improvement in direct costs of revenues as a percentage of net revenues during 2008 as compared to the prior year was primarily due to operational cost savings from increased utilization of our global production workforce and speech recognition technologies, lower MLS-related direct costs and other operating expense reductions.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $23.8 million, or 13.0% of net revenues, for the year ended December 31, 2008 as compared to $24.7 million, or 12.3% of net revenues, for the year ended December 31, 2007. The decrease in selling, general and administrative expenses during 2008 as compared to the prior year was largely due to operational cost savings initiatives and the restructuring of certain overhead departments, as offset by accelerated technology investments to further develop and enhance our product and service offerings, $1.3 million of expenses relating to a transaction that was not consummated and legal defense costs associated with our patent infringement lawsuit.
Depreciation and Amortization. Depreciation and amortization was $21.6 million, or 11.8% of net revenues, for the year ended December 31, 2008 as compared to $24.3 million, or 12.1% of net revenues, for the year ended December 31, 2007. The reduction in depreciation and amortization expense during 2008 as compared to the prior year was primarily due to the full depreciation and amortization of certain tangible and intangible assets.
Restructuring Charges. As part of our restructuring plan, we recognized $0.5 million of charges during the fourth quarter of 2008.

Interest Expense. Interest expense was $19.1 million, or 10.4% of net revenues, for the year ended December 31, 2008 as compared to $21.2 million, or 10.6% of net revenues, for the year ended December 31, 2007. The decrease in interest expense during 2008 as compared to the prior year was due to lower current-year interest rates on our outstanding variable interest debt as well as more favorable interest margins under our new senior secured credit facility, consisting of a $70.0 million term loan and $25 million credit facility (the “2007 Senior Credit Facility”), which replaced our prior senior secured credit facility in July 2007.
Income Taxes. We recognized a $3.9 million income tax provision during the year ended December 31, 2008 as compared to a $5.9 million income tax benefit for the year ended December 31, 2007. The year over year change in the total effective tax rate resulted primarily from a $9.1 million charge to increase our valuation allowances due to the uncertainty in realization of our deferred tax assets.
The Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
Net Revenues. Net revenues were $200.4 million for the year ended December 31, 2007 as compared to $207.1 million for the year ended December 31, 2006. The decline in net revenues during 2007 as compared to the prior year was primarily caused by delayed implementations during the first half of 2007 of signed new business, industry pricing pressures affecting both our existing and new customer relationships, and less signed new business driven, in part, by the timing of the Company’s new technology development initiatives.
Direct Costs of Revenues. Direct costs of revenues were $144.1 million, or 71.9% of net revenues, for the year ended December 31, 2007 as compared to $152.1 million, or 73.4% of net revenues, for the year ended December 31, 2006. The improvement in direct costs of revenues as a percentage of net revenues during 2007 as compared to the prior year was primarily due to operational cost savings from increased utilization of our global production capabilities, lower MLS-related direct costs and other operating expense reductions. The improvement in direct costs of revenues was partially offset by the impact of unfavorable foreign currency exchange rates associated with production costs of our Indian operations.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $24.7 million, or 12.3% of net revenues, for the year ended December 31, 2007 as compared to $24.4 million, or 11.8% of net revenues, for the year ended December 31, 2006. The increase in selling, general and administrative expenses during 2007 as compared to the prior year was largely due to technology and clinical documentation platform investments related to the new Spheris Clarity® products, increased rental expense associated with the relocation of our Franklin, Tennessee corporate headquarters and increased compensation expense. These increases were largely offset by our realization of certain overhead-related cost savings initiatives during 2007.
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
Loss on Refinance of Debt. As a result of the July 2007 refinancing of our senior secured credit facility, the Company recognized a $1.8 million loss on debt refinancing, which was comprised of the write-off of $0.5 million and $1.3 million of unamortized debt issuance costs and debt discounts, respectively, from our prior senior secured credit facility.
Interest Expense. Interest expense was $21.2 million, or 10.6% of net revenues, for the year ended December 31, 2007 as compared to $21.1 million, or 10.2% of net revenues, for the year ended December 31, 2006. The increase in interest expense was due to increased interest rates on our prior senior secured credit facility during the first half of 2007 as compared to the prior year period. Subsequent to the July 2007 refinancing of our senior secured credit facility, interest expense has declined as a result of more favorable interest margins under the 2007 Senior Credit Facility.
Income Taxes. We recognized a $5.9 million income tax benefit during the year ended December 31, 2007 as compared to a $4.5 million income tax benefit for the year ended December 31, 2006. The change in the total effective tax rate was primarily due to changes in valuation allowances on the Company’s net operating loss assets resulting from the generation of taxable income.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and borrowings under our revolving credit facility. We had total unrestricted cash and cash equivalents and net working capital of $3.3 million and $19.4 million, respectively, as of December 31, 2008 as compared to total unrestricted cash and cash equivalents and net working capital of $7.2 million and $22.2 million, respectively, as of December 31, 2007.
We generated cash from operating activities of $1.4 million during the year ended December 31, 2008 as compared to generating cash from operating activities of $13.6 million during the same period in 2007. The majority of the decrease in cash generated from operating activities was due to changes in working capital and timing items, primarily the decrease in payroll liabilities that resulted from the timing of payments pursuant to the Company’s bi-weekly domestic payroll cycle. Also, the Company utilized operating cash to fund certain insurance deposit amounts that are reflected in noncurrent assets on the Company’s balance sheet. Cash flow was further negatively impacted by the decrease in operating income but was positively impacted by an increase in receivables collections.
We had $6.3 million, or 3.4% of net revenues, of capital expenditures during 2008 as compared to $6.9 million, or 3.4% of net revenues, of capital expenditures for the prior year. Capital spending during 2008 related primarily to the expansion of our global operations, the relocation of certain corporate functions to our Franklin, Tennessee corporate headquarters, and technology and infrastructure improvements to support our systems and services. Our growth strategy will require capital expenditures of $6.0 million to $8.0 million during 2009 for technology improvements and upgrades to support our systems and services. We plan to finance our proposed capital expenditures with cash generated from operations, cash on hand and, if necessary, borrowings under our revolving credit facility.
The 2007 Senior Credit Facility consists of a term loan in the original principal amount of $70.0 million and a revolving credit facility in an aggregate principal amount not to exceed $25.0 million at any time outstanding. The revolving loans and the term loan bear interest at LIBOR plus an applicable margin or a reference bank’s rate plus an applicable margin, at our option. Under the revolving credit facility, we may borrow up to the lesser of $25.0 million or a loan limiter amount, as defined in the 2007 Senior Credit Facility, less amounts outstanding under letters of credit. During August 2008, we utilized $2.3 million of our revolving credit facility to fund certain security deposits, previously secured through letters of credit. As of December 31, 2008, we had $3.2 million outstanding under the revolver portion of the 2007 Senior Credit Facility. As a result, our total remaining capacity for borrowings under the 2007 Senior Credit Facility was $21.8 million as of December 31, 2008. Capacity for borrowings may be limited in the future based on financial covenants described in the 2007 Senior Credit Facility.
All unpaid principal amounts under the 2007 Senior Credit Facility are due at maturity on July 17, 2012. Additionally, we are required to perform annual excess cash flow calculations, as defined in the 2007 Senior Credit Facility, and to remit any applicable amounts to reduce the outstanding term loan balance. Based on the annual excess cash flow calculation for the year ended December 31, 2008, we estimate that we will need to remit $0.4 million to pay down our debt balances following delivery of our year-end covenant compliance certificates. As a result, we have reclassified this $0.4 million as a current portion of outstanding debt as of December 31, 2008. Interest payments under the 2007 Senior Credit Facility are due monthly or at other intervals not to exceed every three months, depending on the interest elections made by us. At December 31, 2008, there were no outstanding interest payments due under the 2007 Senior Credit Facility.
Under the 2007 Senior Credit Facility, Operations is the borrower. The 2007 Senior Credit Facility is secured by substantially all of the Company’s assets and is guaranteed by Spheris, Spheris Holding II and all of Operations’ subsidiaries, except SIPL. The 2007 Senior Credit Facility agreement contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 2007 Senior Credit Facility agreement also contains customary events of default, the occurrence of which could allow the collateral agent to declare any outstanding amounts to be immediately due and payable. The financial covenants contained in the 2007 Senior Credit Facility include (a) a maximum leverage test, (b) a minimum fixed charge coverage test and (c) a minimum earnings before interest, taxes, depreciation and amortization requirement, among others. Based on current operating results, we believe covenant (c) will be the most challenging covenant to meet in future periods. These financial covenants will become more restrictive over time. Future drawings under the 2007 Senior Credit Facility will be available only if, among other things, we are in compliance with the financial covenants and other conditions required under the 2007 Senior Credit Facility agreement. The 2007 Senior Credit Facility also contains provisions that provide for our utilization of equity cures in the event of default. These cures may not be utilized more than twice in any calendar year, may not exceed $5.0 million per occasion, and we must have at least $7.5 million in availability following the cure. We have commitments to fund a cure, if any are needed, related to covenant filings for the 2009 fiscal year. Our ability to meet those covenants and conditions will depend on our results of operations. We believe we were in compliance with the financial covenants in the 2007 Senior Credit Facility agreement as of December 31, 2008. Although we believe that we will be able to maintain continued compliance with our financial covenants, there can be no assurance that we will remain in compliance with the financial covenants for future periods or that, if we default under any of our covenants, we will be able to obtain waivers or amendments that will allow us to operate our business in accordance with our plans.
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
To fund a portion of the purchase price of Vianeta in March 2006, Warburg Pincus, Towerbrook and Spheris Investment contributed $8.0 million in cash through an equity investment to Spheris Holding III, which was contributed to Operations. We held $0.2 million in restricted cash as of December 31, 2008 as part of the Vianeta acquisition, including amounts being held until resolution of certain tax matters related to the acquisition. During 2007, the Company paid the former Vianeta shareholders $1.5 million as payment in full for all amounts due under the technology and sales contingencies portion of the consideration payable to Vianeta shareholders pursuant to the Vianeta Agreement and Plan of Merger.
We believe that the results of our anticipated future operations, together with our cash and cash equivalents, restricted cash and available capacity on our revolving credit facility will be sufficient to meet anticipated cash needs for principal and interest payments on our outstanding indebtedness, working capital, new product development, capital expenditures, contractual obligations and other operating needs for at least the next 12 months. In evaluating the sufficiency of our liquidity, we considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under the 2007 Senior Credit Facility compared to our anticipated cash requirements for debt service, working capital, new product development, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities. We cannot provide assurance, however, that our operating performance will generate sufficient cash flow or that future borrowings will be available under the 2007 Senior Credit Facility, or otherwise, to enable us to grow our business, service our indebtedness, including the 2007 Senior Credit Facility and the senior subordinated notes, or make anticipated capital expenditures. In addition, the credit markets have become more volatile and the availability of funds has become more limited as a result of adverse economic conditions that have caused the failure and near failure of a number of large financial services companies. If the credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the credit markets may be limited by these or other factors at a time when we would like, or need, to access such markets, which could have an impact on our ability to refinance debt and/or react to changing economic and business conditions.
CONTRACTUAL OBLIGATIONS
A summary of future anticipated payments for commitments and other contractual obligations are outlined below:

			Payments due by period
	(Amounts in Thousands)
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$198,207	$—	$—	$198,207
Financed lease obligations	292	309	107	—	—	—	708
Operating leases	3,351	3,505	3,388	3,556	2,843	6,264	22,907
Purchase obligations	4,246	4,060	2,160	2,160	2,160	5,220	20,006

Total	$7,889	$7,874	$5,655	$203,923	$5,003	$11,484	$241,828

The obligations in the table above do not include future cash obligations for interest associated with our outstanding indebtedness or our financed lease obligations. The above operating lease commitments include, among others, the following locations: Franklin, Tennessee, Nashville, Tennessee, Sterling, Virginia, Bangalore, India, Coimbatore, India and Hyderabad, India. Purchase obligations represent contractual commitments with certain telecommunication vendors and technology providers that include minimum purchase obligations.

OFF-BALANCE SHEET ARRANGEMENTS
None.
RECENT ACCOUNTING PRONOUNCEMENTS
SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 as it applies to certain nonfinancial assets and nonfinancial liabilities. Effective January 1, 2008, we adopted SFAS No. 157, except as it applies to nonfinancial assets and liabilities. We have not fully evaluated the impact, if any, that the implementation of SFAS No. 157 will have on nonfinancial assets and liabilities included in our financial statements.
SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company reports unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the company does not report earnings) at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 became effective for us as of January 1, 2008. We did not make a fair value election pursuant to this standard at the effective date and as such, the adoption of SFAS No. 159 had no effect on our results of operations or financial position.
SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the current purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting, as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in a business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. While we have not yet fully evaluated the impact, if any, that the implementation of SFAS No. 141(R) will have on our results of operations or financial position, we have determined that we are required to expense costs related to any future acquisitions beginning January 1, 2009.
SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that earnings or losses attributed to non-controlling interests be reported as part of consolidated earnings rather than as a separate component of income or expense. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 31, 2008. Earlier adoption is prohibited. As all of our subsidiaries are wholly-owned, we do not anticipate that the adoption of SFAS No. 160 will have a material impact on our results of operations or financial position.
SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within the derivative instruments. SFAS No. 161 requires disclosure of the amounts and location of derivative instruments included in an entity’s financial statements, as well as the accounting treatment of such instruments under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We have not yet fully evaluated the impact, if any, that the implementation of SFAS No. 161 will have on our results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The variable interest rates under our senior secured credit facility expose us to market risk from changes in interest rates. We manage this risk by managing the time span of the interest periods elected under this facility. In addition, we have entered into certain interest rate management agreements to reduce our exposure to fluctuations in interest rates under the 2007 Senior Credit Facility. Assuming a 10% increase in interest rates available to us on our variable portion of debt, we would have incurred $0.4 million in additional interest expense during the year ended December 31, 2008.
We are exposed to market risk with respect to our cash and cash equivalent balances. As of December 31, 2008, we had unrestricted cash and cash equivalents of $3.3 million. Assuming a 10% decrease in interest rates available on invested cash balances, interest income would have decreased by $10,000 during the year ended December 31, 2008. We had $2.3 million in cash accounts in India in U.S. dollar equivalents as of December 31, 2008, which was included in consolidated, unrestricted cash balances. We manage the risk of changes in exchange rates through forward foreign currency contracts.
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
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.
Changes in Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The following sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Kohl, Daniel J.	52	President and Chief Executive Officer; Director
Callahan, Brian P.	47	Chief Financial Officer
James, Anthony D.	42	Chief Operating Officer
Whorton, J. Alan	50	Senior Vice President, Sales and Marketing
Rehm, M.D., Christopher R.	37	Chief Medical Officer
Bilzin, Jonathan	36	Director (Independent), Compensation Committee Chair and Audit Committee member
Doucette, James W.	58	Director (Independent), Nominating and Corporate Governance Committee member
Hensley, Robert Z.	51	Director (Independent), Audit Committee Chair and Compensation Committee member
Kane, John A.	56	Director (Independent), Audit Committee member and Nominating and Corporate Governance Committee member
King, Michael J.	70	Director (Independent), Nominating and Corporate Governance Committee Chair and Compensation Committee member
Moszkowski, Neal	43	Director (Independent), Nominating and Corporate Governance Committee member
Schweinhart, Martin G.	54	Director (Independent), Nominating and Corporate Governance Committee member
Simpson, Steven E.	49	Director
     Daniel J. Kohl joined Spheris as President and Chief Executive Officer and was elected to the Spheris Board of Directors in November 2008. Prior to joining Spheris, Mr. Kohl served as the President and Chief Executive Officer of Pediatric Services of America, a leading provider of pediatric private duty nursing and day treatment center services, from December 2004 to November 2008; as Executive in Residence and consultant to Warburg Pincus from 2003 to 2004; and as Chief Executive Officer of Sonus Corp., the largest distributor of hearing aids in North America, from May 2001 to October 2002. He has also held numerous executive-level positions with Housecall Medical Resources, a $200 million publicly traded home healthcare company; the Health Information Services Division of Equifax, a provider of insurance, financial and medical claims information processing to health care providers; Coram Healthcare Corp., a provider of infusion products and services in home and ambulatory center settings; and Abbey Medical (now Apria Healthcare), a provider of home healthcare products. Mr. Kohl holds a master of business administration from Southern New Hampshire University and a bachelor of science from The Citadel.

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
     Anthony D. James has served as our Chief Operating Officer since December 2005. Prior to that, Mr. James served as our Chief Financial Officer from 2001 to December 2005 and Corporate Controller from 1999 until he became our Chief Financial Officer. Prior to joining Spheris, Mr. James worked in a variety of financial roles over a seven-year tenure with Mariner Post-Acute Network, a long-term healthcare company. Mr. James is a certified public accountant and holds a bachelor of arts degree in accounting from the University of Northern Iowa.
     J. Alan Whorton has served as our Senior Vice President, Sales and Marketing, since June 2006. Prior to that, Mr. Whorton served as our Vice President of Sales and National Accounts since 2004. Prior to joining Spheris, he was president and owner of MedFirst, a healthcare consulting firm headquartered in Nashville, Tennessee, from 2003 until he joined Spheris. He has also held Chief Operating Officer and executive-level positions with WebMD Corporation, a provider of healthcare transaction, information and technology services, or WebMD; ENVOY Corporation, a provider of electronic transaction processing services for the healthcare industry, or ENVOY; Advanced Data Solutions, a provider of data recovery services; and VHA Georgia, a provider of clinical best practice services, comprised of analytics and rapid diffusion of innovations. Mr. Whorton holds a bachelor of science degree in business administration from Mercer University and a master of hospital and health administration degree from the University of Alabama-Birmingham.
     Christopher R. Rehm, M.D., has served as our Chief Medical Officer since July 2002. Prior to joining Spheris, Dr. Rehm completed an internship in Internal Medicine at Beth Israel Deaconess Medical Center in Boston and a residency in Physical Medicine and Rehabilitation at Harvard’s Physical Medicine and Rehabilitation program based at Spaulding Rehabilitation Hospital, where he also served as the Chief Resident from 2000 to 2001 and was a member of several administrative and education committees. Dr. Rehm holds a bachelor of science in molecular biology from Vanderbilt University and a medical degree from Northwestern University. He currently serves on the Medical Transcription Industry Association board of directors.
     Jonathan Bilzin joined the Spheris Board of Directors in November 2004. Mr. Bilzin is a Partner and Senior Managing Director of TowerBrook Capital Partners L.P. Since August 1999 and prior to the formation of TowerBrook, Mr. Bilzin was a partner at Soros Private Equity Partners, a division of Soros Fund Management LLC. He currently serves on the board of directors of several privately held companies. Mr. Bilzin received a bachelor of business administration from the University of Michigan and a master of business administration from the Graduate School of Business of Stanford University. Mr. Bilzin was appointed to the Board of Directors as a representative of TowerBrook.
     James W. Doucette joined the Spheris Board of Directors in October 2008. Mr. Doucette is Vice President of Finance and Treasurer of Community Health Systems, the nation’s leading operator of community-based hospitals. Prior to joining Community Health Systems in 2000, Mr. Doucette earned more than 20 years of finance experience, including his time spent as the Vice President of Investments and Treasurer of Humana, Inc., a publicly traded health and supplemental benefits companies, or Humana. He is a Chartered Financial Analyst and holds professional affiliations with the Association for Investment Management and Research, the Association for Financial Professionals, and the American Philatelic Society. Mr. Doucette holds a bachelor of science in commerce and finance from the University of Louisville and a master of business administration from the Wharton School of Business. Mr. Doucette was appointed to the Board of Directors as a representative of Community Health Systems.

     Robert Z. Hensley joined the Spheris Board of Directors in August 2006. Mr. Hensley currently serves as a Senior Advisor to Alvarez & Marsal, a provider of business advisory services, as well as a founder and an owner of a private publishing company and founder and principal owner of two real estate and rental property development companies located in Destin, Florida. From 2002 to 2003, Mr. Hensley was an audit partner at Ernst & Young LLP in Nashville, Tennessee. Prior to joining Ernst & Young LLP, he served as an audit partner at Arthur Andersen, LLP in Nashville, Tennessee from 1990 to 2002 and also as the managing partner of that office from 1997 to 2002. Mr. Hensley serves on several other boards, including Advocat, Inc., a provider of long-term services to nursing home patients; HealthSpring, Inc., a leader in providing world-class managed health care; and Comsys IT Partners, Inc., a leading provider of information technology staffing services. Mr. Hensley received a bachelor of science and master of accountancy, both from the University of Tennessee.
     John A. Kane joined the Spheris Board of Directors in November 2006. Mr. Kane currently serves as a business consultant for various organizations. Mr. Kane was formerly Senior Vice President — Finance, Chief Financial Officer and Treasurer of IDX Systems Corporation, a leading provider of software, services and technologies for healthcare provider organizations, from 1984 until the acquisition of IDX by GE Healthcare in January 2006. Prior to joining IDX, Mr. Kane was employed as an audit manager at Ernst & Young, LLP, in Boston, Massachusetts. Mr. Kane serves as a director of Merchants Bank, a Burlington, Vermont-based bank, and athenahealth, Inc., a provider of internet-based services for physician practices. Mr. Kane holds a bachelor of science and master of accountancy from Brigham Young University.
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
     Martin G. Schweinhart joined the Spheris Board of Directors in October 2008. Mr. Schweinhart is Senior Vice President, Operations, of Community Health Systems. In his role at Community Health Systems, he is responsible for capital spending and facilities management, materials management, health information management, marketing, and other support functions. Prior to joining Community Health Systems in 1997, Mr. Schweinhart spent more than 20 years with Humana, serving in various leadership roles including Director of Corporate Accounting, division Chief Financial Officer, and Vice President of Operations support. Mr. Schweinhart holds a bachelor of science in accounting from Bellarmine College. Mr. Schweinhart was appointed to the Board of Directors as a representative of Community Health Systems.
     Steven E. Simpson was elected to the Spheris Board of Directors in August 2002. Mr. Simpson served as our President and Chief Executive Officer from August 2002 through November 2008. Prior to joining Spheris, Mr. Simpson served as President of WebMD’s transactions services division since WebMD’s acquisition of ENVOY in May 2000. Prior the acquisition, Mr. Simpson served as Chief Operating Officer of ENVOY. Mr. Simpson also served in executive roles with Johnson & Johnson, a manufacturer and seller of products related to human health and wellbeing; and HCA Inc., an owner and operator of hospitals and related healthcare facilities. Mr. Simpson holds a bachelor of arts from Mercer University.
Audit Committee Financial Expert
Our Board of Directors has determined that Mr. Hensley qualifies as an “Audit Committee Financial Expert” as defined in Item 407(d)(5)(ii) of Regulation S-K and that Mr. Hensley is “independent” as that term is used in Rule 10A-3(b)(1)(i) and (ii) of the Exchange Act.
Code of Ethics
Our Board of Directors has adopted a Code of Ethics which contains the ethical principles by which our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Senior Vice President, Sales and Marketing, Chief Accounting Officer and Controller, among others, are expected to conduct themselves when carrying out their duties and responsibilities.

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
Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview of Compensation Process. The Compensation Committee of our Board of Directors is responsible for setting the compensation of our executive officers, overseeing the Board’s evaluation of the performance of our executive officers and administering the Company’s equity-based incentive plans, 401(k) plan and deferred compensation plan, among other things. The Compensation Committee undertakes these responsibilities pursuant to a written charter adopted by the Compensation Committee and the Board of Directors, which is reviewed at least annually by the Compensation Committee. No material revisions to this charter were made since the beginning of the Company’s last fiscal year. The charter may be viewed in full on our website, www.spheris.com under the “Corporate Governance” tab on the Investor Relations page.
The Compensation Committee is composed solely of “non-employee directors” as defined in Rule 16b-3 of the rules promulgated under the Exchange Act, “outside directors” for purposes of regulations promulgated pursuant to Section 162(m) of the Internal Revenue Code (“IRC”), and “independent directors” as defined in Section 303A of the New York Stock Exchange (“NYSE”) corporate governance listing standards, in each case as determined by the Board of Directors. The Nominating and Corporate Governance Committee of our Board of Directors recommends Compensation Committee membership based on such knowledge, experience and skills that it deems appropriate in order to adequately perform the responsibilities of the Compensation Committee. Messrs. Ackerman and Smith served as members of the Compensation Committee until their resignation on July 11, 2008 and October 3, 2008, respectively. Messrs. Bilzin and Hensley each served as members of the Compensation Committee since the beginning of the Company’s 2008 fiscal year. Mr. King joined the Compensation Committee on October 22, 2008. Mr. Bilzin serves as the Compensation Committee’s chair.
The Compensation Committee annually reviews executive compensation and our compensation policies to ensure that the Chief Executive Officer, or CEO, and the other executive officers are rewarded appropriately for their contributions to the Company and that the overall compensation strategy supports the objectives and values of our organization, as well as stockholder interests. The Compensation Committee conducts this review and compensation determination through a comprehensive process involving a series of meetings typically occurring in the first quarter of each year. Since 2007, the Compensation Committee has engaged a compensation consultant, Mercer (US) Inc. (“Mercer”), to review our existing executive compensation programs and provide recommendations in establishing our future compensation programs.
In setting the executive compensation programs for 2008, the Compensation Committee considered the recommendations of Mercer, which were formulated during its review and analysis of our existing compensation programs. In conducting its analysis, Mercer collected data from an industry peer group of 11 companies (the “Peer Group”) representing comparably-sized organizations from the healthcare and information technology industries. The companies included in the Peer Group were: Eclipsys Corporation, Nuance Communications, Inc., MedQuist Inc., The TriZetto Group, Inc., Allscripts-Misys Healthcare Solutions, Inc. (formerly Allscripts Healthcare Solutions, Inc.), Omnicell, Inc., QuadraMed Corporation, Emageon Inc., Computer Programs and Systems, Inc., ProxyMed, Inc. and Transcend Services, Inc. Mercer provided recommendations to the Compensation Committee based upon its review and analysis of both the compensation programs implemented by the Peer Group and various leading compensation surveys capturing data of comparably-sized healthcare services organizations. In addition, the Compensation Committee solicited the views and recommendations of our former CEO when setting the base salaries of each of our other executive officers, given his insight into internal pay equity and positioning issues, as well as executive performance. The Compensation Committee considered the recommendations of our former CEO, along with the recommendations of Mercer, in the final compensation decisions and gave them significant weight, provided such recommendations were otherwise consistent with the Compensation Committee’s compensation philosophies. The Compensation Committee, however, made all final decisions regarding compensation for our Named Executive Officers (as defined below) and did not delegate this authority to any officer. During 2008, our Named Executive Officers included Mr. Kohl, our President and CEO, Mr. Callahan, our Chief Financial Officer, Mr. James, our Chief Operating Officer, Mr. Whorton, our Senior Vice President, Sales and Marketing, Dr. Rehm, our Chief Medical Officer, and Mr. Simpson, our former President and CEO.

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
Compensation Programs for 2008. For 2008, the Compensation Committee reviewed our existing compensation strategies and plans and reviewed the analysis and recommendations provided by Mercer. Consistent with the Compensation Committee’s compensation philosophies described above, the Compensation Committee considered the total compensation for executive officers with an emphasis on base salary, performance-based cash incentives and long-term equity compensation. In determining total compensation for 2008, the Compensation Committee relied on the recommendations provided by Mercer, which were based upon its review and analysis of both the compensation programs implemented by the Peer Group and various leading compensation surveys capturing data of comparably-sized healthcare services organizations. The Compensation Committee also relied on the results of its subjective assessment of the performance, responsibilities, expectations and experience of each executive officer, with the assistance of our former CEO as described above.
The specific analysis regarding the components of total executive compensation for 2008, including the Compensation Committee’s philosophy on how certain elements of total direct compensation should compare to similarly situated companies, is described in detail below. The primary components of the 2008 program were cash compensation, consisting of a mix of base salary and incentive cash bonuses, and equity incentives, consisting of restricted stock and nonqualified stock options with time-based vesting.
Base Salary. We seek to provide base salaries for our executive officers that provide a secure level of fixed cash compensation in accordance with various levels of experience and job responsibilities. Each year the Compensation Committee reviews and approves a revised annual salary plan for our executive officers, taking into account several factors, including prior year salary, responsibilities, tenure, performance, salaries paid by comparable companies for comparable positions, the Company’s overall pay scale and the Company’s recent financial performance. Annual increases in executive compensation, if any, are effective in March of each year. Based partly on recommendations presented to the Compensation Committee by our former CEO and Mercer, and partly on other facts and circumstances, the Compensation Committee determined to grant increases in base salary for 2008, ranging from 3% to 5% over 2007 base salaries, for each of our Named Executive Officers. The Compensation Committee determined the increase in base salary was necessary (i) to reward superior performance where appropriate, (ii) to move certain salaries closer to the competitive median salaries of our peers, and (iii) to offset certain decreases in non-cash compensation awards. Taking all of these factors into account, the Compensation Committee approved the base salaries set forth below for our Named Executive Officers. The Compensation

Committee undertook a similar process to determine Mr. Kohl’s base salary when he joined Spheris as President and Chief Executive Officer in November 2008.

		2008 Base	2007 Base	Increase
Name	Title	Salary	Salary	(%)

Daniel J. Kohl (1)	President and Chief Executive Officer	$400,000	—	—
Brian P. Callahan	Chief Financial Officer	$225,750	$215,000	5.00%
Anthony D. James	Chief Operating Officer	$231,000	$220,000	5.00%
J. Alan Whorton	Senior Vice President, Sales and Marketing	$180,250	$175,000	3.00%
Christopher R. Rehm, M.D.	Chief Medical Officer	$180,180	$171,600	5.00%
Steven E. Simpson (2)	Former President and Chief Executive Officer	$350,000	$336,700	3.95%

(1)	Mr. Kohl began serving as our President and Chief Executive Officer as of November 17, 2008.

(2)	Mr. Simpson served as our President and Chief Executive Officer until November 17, 2008. Mr. Simpson continued to serve as a member of our senior management following his resignation as President and Chief Executive Officer and will continue to receive his base salary through January 17, 2010, pursuant to the terms and conditions of the Transition Agreement (as defined below).
Performance-Based Cash Incentive Awards. In addition to base salary, performance-based cash incentives provide our executive officers with the potential for additional cash compensation based on the extent to which performance targets set in advance by the Compensation Committee are met. Performance-based cash incentive awards are determined and paid during the first quarter following the plan year. For 2008, our former CEO reviewed the terms of each of our executive officer’s employment agreement (if applicable) and recommended to the Compensation Committee cash incentive targets at approximately the midpoints of the external market for comparably sized companies. The Compensation Committee also considered the recommendations provided by Mercer, which were based upon its review and analysis of both the cash incentive programs implemented by the Peer Group and various leading compensation surveys capturing data of comparably-sized healthcare services organizations. The Compensation Committee believes these bonuses reward our executive officers for achieving the Company’s shorter term goals and values. For the 2008 executive cash incentive program, the target incentive opportunity set by the Compensation Committee was equal to 100% of base salary for Messrs. Kohl and Simpson, 50% of base salary for Messrs. Callahan, James and Whorton and Dr. Rehm. All performance-based cash incentive awards are subject to the discretion of the Compensation Committee.
Eighty percent of each of our executive officer’s (other than our Senior Vice President, Sales and Marketing) incentive opportunity in 2008 was based on the achievement of target Adjusted EBITDA, as calculated pursuant to our cash incentive plan, objectives by the Company. The program was structured to provide incremental increases in this portion of the incentive (as a percentage of target incentive opportunity) starting from no incentive for reaching only up to 91.0% of the Adjusted EBITDA target to a maximum incentive of 200.0% of target incentive opportunity for reaching over 111.0% of the Adjusted EBITDA target. For the 2008 incentive plan year, the Company did not reach its Adjusted EBITDA threshold and, as a result, the Compensation Committee determined not to grant cash incentive awards to Messrs. Callahan and James and Dr. Rehm with respect to the Company performance portion. The other component of the cash incentive opportunity for Messrs. Callahan and James and Dr. Rehm was based on the individual’s performance and comprised 20% of the incentive opportunity. If the executive officer’s performance did not meet expectations, he would not be eligible for any payout for the individual component of the incentive opportunity; if he met expectations, he would be eligible for 75% to 100% of the target incentive; and if he exceeded expectations, he would be entitled to 100% to 125% of the target incentive. Given the recent economic downturn, our implementation of a restructuring plan and Company performance during 2008, the Compensation Committee determined not to grant cash incentive awards to Messrs. Callahan and James and Dr. Rehm with respect to the individual performance portion. The Senior Vice President, Sales and Marketing, J. Alan Whorton, had the opportunity to earn a percentage of his base salary for achievement of 90% or more of the Company’s 2008 new customer revenue goal set by the Compensation Committee. Actual awards could range from zero to 100% of his salary. Although the Company’s new customer revenue goal was not met in 2008, our CEO recommended and the Compensation Committee approved a cash incentive award of $30,000 to Mr. Whorton for outstanding efforts in improving the sales department infrastructure and assisting with the signing of our largest customer contract to date.
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
Equity incentive awards are generally granted to our executive officers upon hiring and thereafter on a periodic basis as deemed appropriate. The Compensation Committee typically approves these periodic awards at its first quarter Compensation Committee meeting after considering the actual performance of the Company for the prior year as compared to performance targets established by the Compensation Committee. The Compensation Committee may also approve additional equity incentive awards in certain special circumstances, such as upon an executive officer’s initial employment with the Company, the promotion of an executive officer to a new position or in recognition of special contributions made by an executive officer. Equity awards to our executive officers historically have been in the form of restricted common stock or nonqualified stock options under the Spheris Holding III, Inc. Stock Incentive Plan (the “Stock Incentive Plan”). The Compensation Committee determined not to grant any equity incentive awards to our Named Executive Officers in 2008 due to the amount of stock already held by such Named Executive Officers.
Compensation of President and Chief Executive Officer. Our President and CEO, Daniel J. Kohl, is compensated pursuant to and participates in the same executive compensation program applicable to our other executive officers (other than our Senior Vice President, Sales and Marketing), as described above. Mr. Kohl is eligible to receive up to 100% of his base salary as cash incentive compensation. Given Mr. Kohl’s short tenure with the Company, the Compensation Committee determined not to grant a cash bonus to Mr. Kohl under the 2008 executive cash incentive program. For 2008, Mr. Kohl’s total compensation was $50,000, comprised entirely of his base salary earned since being appointed as our President and CEO on November 17, 2008.
During 2008, our former President and CEO, Steven E. Simpson, was compensated pursuant to and participated in the same executive compensation program applicable to our other executive officers (other than our Senior Vice President, Sales and Marketing), as described above. Pursuant to a Transition Agreement between Mr. Simpson and the Company, Mr. Simpson is receiving certain termination benefits including continuation of salary and payments of certain one-time termination benefits, as described in the agreement. For 2008, Mr. Simpson’s total compensation and benefits earned up to the time of his resignation as President and CEO, and pursuant to the Transition Agreement following such resignation included base salary of $347,783 and compensation under the Transition Agreement of $390,317. During 2008, Mr. Simpson’s total compensation also included $23,480 of value recognized by the Company during 2008 from vesting of stock awards.
Compensation Programs for 2009. Based on the Compensation Committee’s most recent annual review of our executive compensation strategies and plans, and the recommendations provided to the Compensation Committee by Mercer, the base salaries and cash and equity incentive awards for our Named Executive Officers and any other person expected to be a Named Executive Officer for 2009 are set forth in Exhibit 10.14 “Executive and Director Compensation” of this Report.
Retirement Plans. All employees of the Company are eligible to participate in the Company’s qualified 401(k) plan, and can contribute up to 75% of their base salary (subject to IRC limitations). The 401(k) plan allows the Company to make a discretionary match and, in exercising such discretion, the Company reviews previous years’ matches, employee expectations and the Company’s annual budget. Historically, the Company has matched up to 50% of the first four percent (4%) of eligible employee contributions to our qualified 401(k) plan. The matching contributions are made in cash and vest over a three-year period. The Company also has a nonqualified deferred compensation plan covering our executive officers and certain other highly compensated employees. Under the terms of the deferred compensation plan, participants are allowed to defer up to 50% of their annual base salary and 100% of their cash incentive bonus each plan year. The Company is required to make matching contributions under the deferred compensation plan to the extent matches to an individual’s account were not permitted under the 401(k) plan due to statutory limitations under the IRC. In addition, the Company may make discretionary contributions under the deferred compensation plan. Participants are 100% vested in amounts they elect to defer under the deferred compensation plan and earnings on those amounts, while matching contributions and earnings on those amounts historically have vested over a three year period. Participants generally may elect to receive benefits accrued under the deferred compensation plan at any time after the end of the third year following the deferral or upon termination of employment, subject to certain restrictions (e.g., certain key employees, including our Named Executive Officers, may be subject to a six month waiting period). Messrs. Callahan, James, Whorton and Simpson and Dr. Rehm each contributed to the 401(k) plan and Mr. Simpson contributed to the deferred compensation plan. During 2008, the Company did not make a discretionary matching contribution for any of our Named Executive Officers under the 401(k) plan or the deferred compensation plan.

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
Severance Benefits. In light of the foregoing, upon their joining the Company, we entered into employment agreements with each of our Named Executive Officers, other than Mr. Whorton. At the time of Mr. Whorton’s initial employment with the Company, he was not an executive officer of the Company and a decision was made not to enter into an employment agreement with Mr. Whorton at such time. Each employment agreement of Messrs. Kohl, Callahan and James generally provides for severance payments (including accrued obligations under our benefit plans) where the executive is terminated without “cause” or if he resigns for “good reason”, while Dr. Rehm’s employment agreement provides for severance payments (including accrued obligations under our benefit plans) only if he is terminated without “cause”. The definition of “cause” includes, among other things, the conviction of certain felonies or criminal acts, willful and material wrongdoing (including dishonesty or fraud) and breaches of material obligations of the executive. “Good reason” generally means certain demotions in responsibilities or title, decreases in compensation or relocation requirements.
If the employment of Messrs. Kohl, Callahan and James is terminated by the Company without “cause” or by the executive for “good reason” (each as defined in the executive’s employment agreement), the executive shall be entitled to (a) receive all accrued obligations, including any unpaid annual bonus, (b) receive a severance payment equal to a continuation of his base salary for a period of 12 months, or, with respect to Mr. Kohl, 18 months, (c) receive a severance payment equal to the executive’s Pro Rata Bonus (as defined in the executive’s employment agreement) and (d) receive payment of COBRA premiums in excess of cost of health insurance coverage for active employees for a period of 12 months, or, with respect to Mr. Kohl, 18 months, following the date of termination (or the executive’s earlier employment by any other person or entity). If the employment of Dr. Rehm is terminated by the Company without “cause”, he shall be entitled to (a) receive all accrued obligations, including any unpaid annual bonus, (b) receive a severance payment equal to a continuation of his base salary for a period of 6 months and (c) receive payment of COBRA premiums in excess of cost of health insurance coverage for active employees for a period of 6 months following the date of termination (or Dr. Rehm’s earlier employment by any other person or entity). If the employment of our Named Executive Officers (other than Mr. Whorton) is terminated as a result of his death or disability, the executive shall be entitled to receive his accrued obligations, unpaid annual bonus, other benefits required by applicable law or otherwise specifically provided for in our applicable employee benefit plans and, except for Mr. Kohl and Dr. Rehm, a Pro Rata Bonus through the termination date.
On November 17, 2008, Mr. Simpson tendered his resignation as President and CEO of the Company, effective November 17, 2008. In connection with Mr. Simpson’s resignation, the Company and Mr. Simpson entered into a transition agreement (the “Transition Agreement”), which replaced and superseded Mr. Simpson’s employment agreement, pursuant to which Mr. Simpson continued as a member of senior management of the Company through January 17, 2009. As consideration for his services under and subject to the terms of the Transition Agreement, Mr. Simpson may continue to participate in all employee benefit plans in which he was participating as of the date of the Transition Agreement until January 17, 2010. In addition, subject to the terms of the Transition Agreement, he will be entitled to receive (i) his base salary (at an annual rate of $350,000) through January 17, 2010, (ii) a bonus payment in the amount of $173,611, payable in equal bi-weekly installments for a period of one year following January 17, 2009, (iii) payment of COBRA premiums for him and his covered dependents in excess of the cost of such health insurance coverage for active employees of the Company until the earlier of (A) January 17, 2010, or (B) the date he becomes eligible for health insurance benefits through other employment, (iv) reimbursement for business expenses and (v) an amount in respect of 21 days of paid time off previously accrued by him.
Change in Control Benefits.
Upon a change in control, all unvested equity awards held by our Named Executive Officers shall immediately vest and become exercisable.

Non-competition, Non-solicitation and Confidentiality Agreements. Each of our Named Executive Officers is prohibited from competing with the Company during the term of his employment and for a period of 12 months, or, with respect to Mr. Kohl, 18 months following termination of employment and from soliciting customers and employees of the Company during the term of his employment and for a period of 24 months, or, with respect to Mr. Kohl, 18 months following termination of employment. Each executive is also subject to certain confidentiality and non-disclosure provisions.
Perquisites and Other Benefits. Our Named Executive Officers are eligible for benefits generally available to and on the same terms as the Company’s employees who are exempt for purposes of the Fair Labor Standards Act, including health insurance, disability insurance, dental insurance and life insurance.
Accounting for Stock-Based Compensation. Beginning on January 1, 2006, we began accounting for stock-based payments in accordance with the requirements of SFAS No. 123(R).
Compensation Committee Report
With respect to the fiscal year ended December 31, 2008, the Compensation Committee hereby reports as follows:
The Compensation Committee of the Board of Directors of Spheris has reviewed and discussed with management the information contained in the Compensation Discussion and Analysis section of this Report, and recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.

COMPENSATION COMMITTEE
Jonathan Bilzin, Chairman
Robert Z. Hensley Michael J. King

Summary Compensation Table
The following table sets forth certain summary information for the years ended December 31, 2008, 2007 and 2006, with respect to the compensation awarded to, earned by, or paid to (i) our Chief Executive Officer, (ii) our Chief Financial Officer, (iii) our three next highest paid executive officers and (iv) Mr. Simpson who is included in the table as a named executive officer pursuant to SEC rules even though he was not employed by the Company on December 31, 2008. We sometimes refer these executive officers in this Report as the “Named Executive Officers.”

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	Total ($)
(a)	(b)	(c)	(d)(1)	(e)(2)	(f)(2)	(g)	(h)	(i)(3)	(j)
Daniel J. Kohl,	2008	$50,000	—	—	—	—	—	—	$50,000
President and Chief Executive Officer
Brian P. Callahan,	2008	$223,958	$—	$32,543	$73,518	—	—	$—	$330,019
Chief Financial Officer	2007	215,000	154,251	15,881	73,518	—	—	4,500	463,150
	2006	136,442	29,373	—	49,012			—	214,827
Anthony D. James,	2008	$229,167	$—	$9,859	—	—	—	$—	$239,026
Chief Operating Officer	2007	220,000	110,000	10,393	—	—	—	2,571	342,964
	2006	220,000	50,169	8,729	—	—	—	4,192	283,090
J. Alan Whorton,	2008	$179,375	$30,000	$801	$9,377	—	—	$—	$219,553
Senior Vice President, Sales and Marketing	2007	175,000	20,000	799	9,353	—	—	2,223	207,375
	2006	171,688	41,018	630	4,396	—	—	2,081	219,813
Christopher R. Rehm, M.D.,	2008	$178,750	$—	$7,749	—	—	—	$—	$186,499
Chief Medical Officer
Steven E. Simpson,	2008	$347,783	$—	$23,480	—	—	—	$390,317	$761,580
Former President and Chief Executive Officer	2007	336,700	303,030	25,142	—	—	—	4,500	669,372
	2006	334,450	101,296	21,209	—	—	—	4,200	461,155

(1)	Includes amounts earned in 2008, 2007 and 2006, respectively, under the executive cash incentive programs, as well as amounts paid to our Named Executive Officers receiving stock grants to assist such Named Executive Officers in satisfying their federal income tax withholding requirements. Although no amounts were earned under the 2008 executive cash incentive programs, our CEO recommended and the Compensation Committee approved a cash incentive award of $30,000 to Mr. Whorton for outstanding efforts in improving the sales department infrastructure and assisting with the signing of our largest customer contract to date. Amounts earned under the 2007 and 2006 executive cash incentive programs, respectively, were as follows: Brian P. Callahan ($107,500; $29,373); Anthony D. James ($110,000; $37,400); J. Alan Whorton ($20,000; $39,375); and Steven E. Simpson ($303,030; $75,758). There were no restricted stock grants in fiscal 2008 and therefore, there were no payments for tax withholdings in connection with the restricted stock grant in fiscal 2008. Payments for tax withholdings in connection with the restricted stock grant in fiscal 2007 were as follows: Brian P. Callahan ($46,751). Payments for tax withholdings in connection with restricted stock grants in fiscal 2006 were as follows: Anthony D. James ($12,769); J. Alan Whorton ($1,643); and Steven E. Simpson ($25,538).

(2)	The amounts in the columns captioned “Stock Awards” and “Option Awards” reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008, 2007 and 2006 respectively, in accordance with SFAS No. 123(R) of awards granted pursuant to the Stock Incentive Plan, and therefore may include amounts from awards granted in prior years. All “Stock Awards” and “Option Awards” represent Spheris Holding III equity issuances. For a description of the assumptions used by the Company in valuing these awards for fiscal 2008, 2007 and 2006, see Note 1 to the Company’s consolidated financial statements included elsewhere in this Report.

(3)	The 2008 amount for Mr. Simpson includes amounts pursuant to the Transition Agreement. Other amounts are comprised of the following:

			Company Contribution
		Company Contribution	to the Deferred
Name	Year	to 401(k) Plan ($)	Compensation Plan ($)	Total ($)
Daniel J. Kohl	2008	—	—	—
Brian P. Callahan	2008	—	—	—
	2007	4,500	—	4,500
	2006	—	—	—
Anthony D. James	2008	—	—	—
	2007	2,197	374	2,571
	2006	2,094	2,098	4,192
J. Alan Whorton	2008	—	—	—
	2007	2,223	—	2,223
	2006	2,081	—	2,081
Christopher R. Rehm, M.D.	2008	—	—	—
Steven E. Simpson	2008	—	—	—
	2007	2,182	2,318	4,500
	2006	2,063	2,137	4,200

Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number of outstanding equity awards relating to shares of Spheris Holding III common stock under the Stock Incentive Plan held by each of our Named Executive Officers as of December 31, 2008.

Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
	Option Awards							Awards:	Payout
			Equity					Number of	Value of
			Incentive					Unearned	Unearned
	Number of	Number of	Plan Awards:				Market	Shares,	Shares,
	Securities	Securities	Number of			Number of	Value of	Units or	Units or
	Underlying	Underlying	Securities			Shares or	Shares or	Other	Other
	Unexercised	Unexercised	Underlying			Units of	Units of	Rights	Rights
	Options	Options	Unexercised	Option	Option	Stock That	Stock That	That Have	That Have
	Exercisable	Unexercisable	Unearned	Exercise	Expiration	Have Not	Have Not	Not Vested	Not Vested
Name	(#)	(#)	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	(#)	($)
(a)	(b)	(c)(1)	(d)	(e)	(f)	(g)(2)	(h)(3)	(i)	(j)
Daniel J. Kohl,	—	—	—	—	—	—	—	—	—
President and Chief Executive Officer
Brian P. Callahan,	435,000	435,000	—	$0.36	July 2, 2016	187,500	$52,500	—	—
Chief Financial Officer
Anthony D. James,	—	—	—	—	—	37,500	$10,500	—	—
Chief Operating Officer
J. Alan Whorton,	150,000	150,000	—	$0.36	July 2, 2016	16,250	$4,550	—	—
Senior Vice President, Sales and Marketing
Christopher R. Rehm, M.D.,	—	—	—	—	—	37,500	$10,500	—	—
Chief Medical Officer
Steven E. Simpson,	—	—	—	—	—	75,000	$21,000	—	—
Former President and Chief Executive Officer

(1)	The options vest in one-fourth increments annually beginning on the first anniversary of the date of grant.

(2)	Of the share amounts indicated, restricted stock grants vest in one-fourth increments annually beginning on the first anniversary of the date of grant.

(3)	These restricted stock grants were valued at fair market value as of December 31, 2008 using third-party valuations.

Option Exercises and Stock Vested
The following table summarizes the number of options exercised, restricted stock vested and the value realized of shares of Spheris Holding III common stock by our Named Executive Officers as a result of such exercise or vesting during 2008.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)(1)	(e)(2)
Daniel J. Kohl,	—	—	—	—
President and Chief Executive Officer
Brian P. Callahan,	—	—	62,500	$19,375
Chief Financial Officer
Anthony D. James,	—	—	353,947	$104,884
Chief Operating Officer
J. Alan Whorton,	—	—	14,375	$7,619
Senior Vice President, Sales and Marketing
Christopher R. Rehm, M.D.,	—	—	125,869	$40,320
Chief Medical Officer
Steven E. Simpson,	—	—	1,108,691	$323,704
Former President and Chief Executive Officer

(1)	Represents shares of common stock of Spheris Holding III.

(2)	Reflects the aggregate dollar amount realized upon vesting based on the market value of the underlying shares on the vesting date.

Nonqualified Deferred Compensation
The following table sets forth certain information with respect to deferrals made by our Named Executive Officers pursuant to the Company’s nonqualified deferred compensation plan, the earnings thereon and the aggregate balance at December 31, 2008:

	Executive	Registrant	Aggregate Earnings	Aggregate
	Contributions in	Contributions in	(Losses) in	Withdrawals/	Aggregate Balance
	2008	2008 (1)	2008	Distributions	at December 31, 2008
Name	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)
Daniel J. Kohl,	—	—	—	—	—
President and Chief Executive Officer
Brian P. Callahan,	—	—	—	—	—
Chief Financial Officer
Anthony D. James,	—	—	$(4,474)	—	$15,354
Chief Operating Officer
J. Alan Whorton,	—	—	—	—	—
Senior Vice President, Sales and Marketing
Christopher R. Rehm, M.D.,	—	—	$(8,657)	—	$15,188
Chief Medical Officer
Steven E. Simpson,	$17,345	—	$(34,495)	—	$63,489
Former President and Chief Executive Officer

(1)	All amounts reported are also reported as compensation to our Named Executive Officers in the “Summary Compensation Table.”

Potential Payments Upon Termination or Change In Control
The table below reflects the amount of compensation, as well as benefits and perquisites, which would be payable to each of our Named Executive Officers in the event of termination of such executive’s employment or upon a change in control of the Company. The amount of compensation payable to each Named Executive Officer upon voluntary termination, involuntary not-for-cause termination, upon a change in control, by the executive for good reason and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination or change in control was effective as of December 31, 2008, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination or upon a change in control. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company or at such time as a change in control occurs.

		Involuntary Not for						Disability or
Executive Benefits	Voluntary	Cause Termination		Change In Control		By Employee for		Death
and Payments upon	Termination on	on December 31,		on December 31,		Good Reason on		on
Separation (1)	December 31, 2008	2008		2008		December 31, 2008		December 31, 2008
Compensation:
Daniel J. Kohl,	—	$617,335		—		$617,335		—
President and Chief Executive Officer
Brian P. Callahan,	—	$283,568		—		$283,568		$53,750
Chief Financial Officer
Anthony D. James,	—	$289,818		—		$289,818		$55,000
Chief Operating Officer
J. Alan Whorton,	—	—		—		—		—
Senior Vice President, Sales and Marketing
Christopher R. Rehm, M.D.,	—	$90,269		—		—		—
Chief Medical Officer
Benefits & Perquisites:
Daniel J. Kohl,	—	$17,335	(2)	—		$17,335	(2)	—
President and Chief Executive Officer
Brian P. Callahan,	—	$14,818	(2)	$174,300	(3)	$14,818	(2)	—
Chief Financial Officer
Anthony D. James,	—	$14,818	(2)	$10,500	(3)	$14,818	(2)	—
Chief Operating Officer
J. Alan Whorton,	—	—		—		—		—
Senior Vice President, Sales and Marketing
Christopher R. Rehm, M.D.,	—	$179	(2)	$10,500	(3)	—		—
Chief Medical Officer

(1)	Does not include accrued obligations, including any unpaid annual bonus earned.

(2)	Represents reimbursement amount of COBRA premiums in excess of cost of health insurance coverage for active employees for one year, or in the case of Mr. Kohl, 18 months, following the date of termination.

(3)	Represents the value of restricted stock and option grants that would vest upon a change in control.
For further information regarding payments to our Named Executive Officers upon a change in control, see Item 11. “Executive Compensation — Compensation Discussion and Analysis — Severance and Change in Control Benefits”.

Director Compensation
Set forth below is a summary of the compensation program for our outside directors, which was adopted during August 2006. Prior to its adoption, outside directors received an initial grant upon election to the Board of Directors and thereafter typically received equity grants annually, but did not receive any cash compensation, other than reimbursement of expenses. Employees who also serve as directors and directors appointed to the Board of Directors as representatives of Warburg Pincus, Towerbrook and CHS, as applicable, currently are not eligible to receive compensation for their service as directors, other than reimbursement of expenses incurred in connection with their services.
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
The table below represents the compensation earned by each director during 2008.

Change in
Pension
Value and
Nonqualified
	Fees Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)(1)	(b)	(c)(3)	(d)	(e)	(f)	(g)	(h)
Joel Ackerman	—	—	—	—	—	—	—
Jonathan Bilzin	—	—	—	—	—	—	—
James W. Doucette	—	—	—	—	—	—	—
Robert Z. Hensley	$49,000	$10,600	—	—	—	—	$59,600
John A. Kane	$37,500	$10,600	—	—	—	—	$48,100
Daniel J. Kohl	—	—	—	—	—	—	—
Michael J. King	$34,250	$10,600	—	—	—	—	$44,850
Neal Moszkowski	—	—	—	—	—	—	—
Martin G. Schweinhart	—	—	—	—	—	—	—
Steven E. Simpson	—	—	—	—	—	—	—
Wayne T. Smith	— (2)	$78,685	—	—	—	—	$78,685
Tenno Tsai	—	—	—	—	—	—	—
David J. Wenstrup	—	—	—	—	—	—	—

(1)	Mr. Wenstrup resigned from the Board of Directors effective February 13, 2008. Messrs. Ackerman and Tsai resigned from the Board of Directors effective July 11, 2008. Mr. Smith resigned from the Board of Directors effective October 3, 2008. Messrs. Doucette and Schweinhart were appointed to the Board of Directors on October 3, 2008.

(2)	Mr. Smith elected to receive 44,500 shares of Series A Convertible Stock of Spheris Holding III in lieu of receiving the retainers and fees set forth above under the compensation program for our outside directors.

(3)	These restricted stock grants were valued at fair market value on the date of grant computed in accordance with SFAS No. 123(R).
Compensation Committee Interlocks and Insider Participation
During 2008, Mr. Ackerman (resigned on July 11, 2008), Mr. Bilzin, Mr. Hensley, Mr. King (appointed on October 22, 2008) and Mr. Smith (resigned on October 3, 2008) served on our Compensation Committee, with Mr. Smith serving as the Compensation Committee Chair until his resignation on October 3, 2008, at which point Mr. Bilzin began serving as the Compensation Committee Chair. None of the current members of the Compensation Committee or any of their family members serve or have served as an officer or employee of the Company. None of our executive officers served during 2008 as a member of the board of directors or compensation committee (or other committee serving an equivalent function) of any entity that had one or more executive officers serving as a member of the Board of Directors or the Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2008 with respect to shares of Spheris Holding III common stock that may be issued pursuant to outstanding options granted under the Stock Incentive Plan.

Number of Securities
Remaining Available
for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued Upon	Weighted-average	(excluding securities
	Exercise of	Exercise Price of	reflected in
	Outstanding Options	Outstanding Options	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,392,500	$0.36	952,541

Equity compensation plans not approved by security holders	—	—	—

Total	2,392,500	$0.36	952,541

Security Ownership of Certain Beneficial Owners and Management
Spheris is a wholly owned subsidiary of Spheris Holding II and Spheris Holding II is a wholly owned subsidiary of Spheris Holding III. Neither Spheris nor Spheris Holding II has any outstanding options, restricted stock or convertible securities.
The following table sets forth certain information regarding the beneficial ownership of the equity securities of Spheris Holding III as of March 17, 2009 with respect to each beneficial owner of more than five percent of the outstanding equity securities of Spheris Holding III and beneficial ownership of the equity securities of Spheris Holding III by each director and executive officer and all directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares outstanding used in calculating the percentage of beneficial ownership for each person listed below includes common stock issuable upon conversion of Series A Convertible Preferred Stock beneficially owned by such persons and the shares of restricted common stock held by such persons, as well as shares issuable upon the exercise of stock options that are exercisable within 60 days of March 17, 2009. Shares issuable upon conversion of Series A Convertible Preferred Stock assume the conversion of each share of Series A Convertible Preferred Stock, plus accrued but unpaid dividends payable in shares of Series A Convertible Preferred Stock, into shares of common stock. Percentage of ownership is based on 310,838,212 shares of common stock (on an as-converted basis) outstanding as of March 17, 2009. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them.

	Common Stock
	Beneficially Owned
	(On an as-Converted Basis)
Name (1)	Shares	Percentage
Warburg Pincus Private Equity VIII, L.P. (2)	173,547,300	55.8%
Spheris Investment LLC (3)	172,990,747	55.7%
TowerBrook Investors L.P. (4)	86,773,650	27.9%
CHS/Community Health Systems, Inc (5)	20,437,545	6.6%
Daniel J. Kohl	—	—
Brian P. Callahan (6)	902,500	*
Anthony D. James (7)	3,448,586	1.1%
J. Alan Whorton (8)	207,500	*
Christopher R. Rehm, M.D. (14)	903,143	*
Steven E. Simpson (9)	12,719,348	4.1%
Jonathan Bilzin (4) (10)	86,773,650	27.9%
James W. Doucette (5) (11)	20,437,545	6.6%
Robert Z. Hensley (12)	50,000	*
John A. Kane (13)	50,000	*
Michael J. King	80,000	*
Neal Moszkowski (4) (10)	86,773,650	27.9%
Martin G. Schweinhart (5) (11)	20,437,545	6.6%
All directors and executive officers as a group (13 persons) (15)	125,572,271	40.4%

*	Less than one percent.

(1)	Unless otherwise indicated, the address of each listed person is c/o Spheris Holding III, Inc., 9009 Carothers Pkwy., Suite C-3, Franklin, TN 37067.

(2)	The holdings of Warburg Pincus Private Equity VIII, L.P. include the holdings of Warburg Pincus Netherlands Private Equity VIII C.V.I and WP-WP VIII Investors L.P., which, together, are referred to as (“WP VIII”). Address is 466 Lexington Avenue, New York, NY 10017-3147. These holdings include approximately 173,547,300 shares of common stock issuable upon conversion of 69,360,660 shares of Series A Convertible Preferred Stock, plus 10 shares of common stock held directly by WP VIII. Warburg Pincus Partners LLC (“WPP LLC”) is the sole general partner of WP VIII, which holds the securities of record, and Warburg Pincus LLC (“WP LLC”) manages each of WPP LLC and WP VIII. Warburg Pincus & Co. (“WP & Co.”) is the sole managing member of WPP LLC. Charles R. Kaye and Joseph P. Landy are each Managing General Partners of WP & Co. and Co-Presidents and Managing Members of WP LLC. Each of WP & Co., WPP LLC, WP LLC, Mr. Kaye and Mr. Landy disclaims beneficial ownership of the shares of common stock reported herein as beneficially owned by WP VIII.

(3)	Includes approximately 172,990,747 shares of common stock issuable upon conversion of 69,141,455 shares of Series A Convertible Preferred Stock held by Spheris Investment LLC, an entity formed by Warburg Pincus in connection with the November 2004 Recapitalization (“Spheris Investment”). WP VIII is the managing member of Spheris Investment and, as such, has voting and investment power over certain shares of Spheris Investment not directly attributable to WP VIII. As a result, WP VIII, WP & Co., WPP LLC, WP LLC, Charles R. Kaye and Joseph P. Landy may be deemed to be the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of all of the common stock of Spheris Holding III owned by Spheris Investment, including the shares of common stock of Spheris Holding III not directly attributable to WP VIII. Each of WP VIII, WP & Co., WPP LLC, WP LLC, Charles R. Kaye and Joseph P. Landy disclaims beneficial ownership of all shares of common stock of Spheris Holding III reported herein as beneficially owned by Spheris Investment which are not directly attributable to WP VIII.

(4)	Includes approximately 86,773,650 shares of common stock issuable upon conversion of 34,680,330 shares of Series A Convertible Preferred Stock. Address is 430 Park Avenue, New York, NY 10022. TowerBrook Investors L.P. is a Delaware limited partnership. Its general partner is TCP General Partner L.P., a Delaware limited partnership (“TCP GP”). An investment committee of TCP GP exercises exclusive decision making authority with regard to the acquisition and disposition of, and voting power with respect to, investments by TowerBrook Investors L.P. TCP GP’s general partner is TowerBrook Capital Partners LLC, a Delaware limited liability company, whose controlling members are Neal Moszkowski and Ramez Sousou, who in such capacity may be deemed to have shared voting and dispositive power over securities held for the account of TowerBrook Investors L.P. Mr. Bilzin is a Senior Managing Director of TowerBrook Capital Partners L.P. Each of Mr. Moszkowski, Mr. Sousou and Mr. Bilzin disclaims beneficial ownership of such securities except to the extent of any pecuniary interest therein.

(5)	Includes approximately 20,437,545 shares of common stock issuable upon conversion of 10,000,000 shares of Series A Convertible Preferred Stock. Address is 4000 Meridian Boulevard, Franklin, Tennessee 37067. CHS/Community Health Systems, Inc. is a Delaware corporation. Each of Mr. Doucette and Mr. Schweinhart disclaims beneficial ownership of such securities except to the extent of any pecuniary interest therein.

(6)	Includes 187,500 shares of restricted common stock for which the restrictions have not lapsed and 652,500 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 17, 2009.

(7)	Includes 18,750 shares of restricted common stock for which the restrictions have not lapsed. Mr. James also holds 760,331 Class A Units of Spheris Investment, representing an economic interest in approximately 1,912,872 shares of common stock issuable upon conversion of the shares of Series A Convertible Preferred Stock held by Spheris Investment.

(8)	Includes 1,875 shares of restricted common stock for which the restrictions have not lapsed and 150,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 17, 2009.

(9)	Includes 37,500 shares of restricted common stock for which the restrictions have not lapsed. Mr. Simpson also holds 3,145,667 Class A Units of Spheris Investment, representing an economic interest in approximately 7,895,062 shares of common stock issuable upon conversion of the shares of Series A Convertible Preferred Stock held by Spheris Investment.

(10)	Represents shares held by TowerBrook Investors L.P., as described in note (4).

(11)	Represents shares held by CHS/Community Health Systems, Inc., as described in note (5)

(12)	Includes 10,000 shares of restricted common stock for which the restrictions have not lapsed.

(13)	Includes 10,000 shares of restricted common stock for which the restrictions have not lapsed.

(14)	Includes 18,750 shares of restricted common stock for which the restrictions have not lapsed. Dr. Rehm also holds 143,377 Class A Units of Spheris Investment, representing an economic interest in approximately 360,714 shares of common stock issuable upon conversion of the shares of Series A Convertible Preferred Stock held by Spheris Investment.

(15)	Includes all shares which may be deemed to be beneficially owned (within the meaning of Rule 13d-3 under the Exchange Act) by directors and executive officers. Also includes (i) 86,773,650 shares which Mr. Bilzin and Mr. Moszkowski may be deemed to beneficially own by virtue of their affiliation with TowerBrook Investors L.P. and, (ii) 20,437,545 shares which Mr. Doucette and Mr. Schweinhart may be deemed to beneficially own by virtue of their affiliation with CHS/Community Health Systems, Inc.
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
Operating Agreement of Spheris Investment LLC
Steven E. Simpson (our former President and Chief Executive Officer), Anthony D. James, Gregory T. Stevens (our former Chief Administrative Officer, General Counsel and Secretary), Christopher R. Rehm, M.D. and certain other members of senior management (collectively, the “management members”) contributed shares of our common stock to Spheris Investment in exchange for Class A Units of Spheris Investment and entered into an operating agreement which governs Spheris Investment, along with Warburg Pincus and other members (including Wayne T. Smith, a former director). Spheris Investment is the majority equity holder of Spheris Holding III, our indirect parent.
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
Amended and Restated Stockholders’ Agreement of Spheris Holding III, Inc.
Certain stockholders of Spheris Holding III are parties to an amended and restated stockholders’ agreement which governs the shares of capital stock of Spheris Holding III.
The amended and restated stockholders’ agreement provides that, subject to certain customary exceptions, in the event Spheris Holding III proposes to issue equity securities, Warburg Pincus, TowerBrook, CHS and Spheris Investment are entitled to participate in such proposed issuance on a pro rata basis. Those participation rights, and certain other rights granted under the amended and restated stockholders’ agreement, will terminate following a public offering of common stock of Spheris Holding III if the common stock so offered is then listed on the NYSE or the NYSE Amex (formerly known as the American Stock Exchange) or is quoted on the NASDAQ National Market System, and if the net proceeds to Spheris Holding III total at least $30.0 million. The amended and restated stockholders’ agreement further provides that, from the date on which the agreement was signed for so long as Warburg Pincus, TowerBrook and CHS continue to own at least 5% of the common stock of Spheris Holding III owned by Warburg Pincus, TowerBrook, CHS and Spheris Investment, each of Warburg Pincus, TowerBrook and CHS has the right to designate two individuals, respectively, on the Board of Directors of Spheris Holding III. The amended and restated stockholders’ agreement also provides that in the event Warburg Pincus proposes to sell Spheris Holding III to any unaffiliated third party, Warburg Pincus may require each other stockholder bound by the agreement to sell its shares of capital stock of Spheris Holding III (and otherwise vote in favor of, and waive any appraisal or similar rights in respect of, the sale), provided that, for so long as TowerBrook beneficially owns 5% of the common stock of Spheris Holding III, Warburg Pincus first offers to sell Spheris Holding III to TowerBrook.
Without the approval of the Board of Directors of Spheris Holding III, which approval must include, so long as Warburg Pincus owns at least 5% of the common stock of Spheris Holding III owned by Warburg Pincus, TowerBrook, CHS and Spheris Investment, the affirmative vote of a majority of the shares of common stock owned by Warburg Pincus, Spheris Holding III will not, and will not permit any subsidiary to, sell, lease, or dispose of assets in excess of $5.0 million outside of the ordinary course of business, incur indebtedness for borrowed money in excess of $2.0 million in any fiscal year, make capital expenditures in any fiscal year in excess of an amount equal to 110% of the capital expenditures described in the operating plan of Spheris Holding III, as approved by the Board of Directors of Spheris Holding III, for such fiscal year, engage in any material business or activity other than that described in the operating plan, materially change its accounting methods or policies or change its auditors, increase the compensation of its senior executives other than as described in the operating plan, approve the operating plan or take, agree to take or resolve to take any actions in furtherance of any of the foregoing.
Amended and Restated Registration Rights Agreement of Spheris Holding III, Inc.
The Series A Convertible Preferred stockholders of Spheris Holding III are parties to an amended and restated registration rights agreement pursuant to which Spheris Holding III granted such stockholders certain customary registration rights, including demand, piggy-back and Form S-3 registration rights.
Services Agreement
On October 3, 2008, Operations entered into an agreement for health information processing with Community Health Systems Professional Services Corporation, an affiliate of CHS, pursuant to which Operations will provide certain personnel, equipment and systems for transcribing authorized dictation recordings into medical reports for certain PSC hospital facilities. Mr. Smith, a former director, is Chairman of the Board, President and Chief Executive Officer of CHS. In addition, Mr. Smith beneficially owned less than 5% of the shares of common stock of Community Health Systems, Inc., the parent of CHS, as of the execution date of the agreement. During 2008, we recognized partial or full year revenues from 11 of 123 CHS facilities representing $1.9 million of our net revenues during 2008. We estimate the approximate dollar value of the contract upon full implementation of all remaining 123 facilities will be greater than $20 million on an annual basis. Mr. Smith’s interest in the transaction was considered by the Audit Committee, which ultimately approved the agreement pursuant to the Company’s related party transaction policy as described below. In addition, simultaneous with the closing of the transaction, CHS appointed two of its senior executives, Mr. Doucette and Mr. Schweinhart, to the Company’s board of directors, and Mr. Smith stepped down from the Company’s board of directors. The initial term of the agreement for health information processing services is five years, and unless otherwise terminated in accordance with the terms of the agreement will automatically be extended for additional successive one year periods.
Director Independence
The Board of Directors has determined that the following directors, who served as such during the year ended December 31, 2008, were “independent directors” (as defined in Section 303A of the NYSE corporate governance listing standards): Mr. Ackerman (resigned on July 11, 2008), Mr. Bilzin, Mr. Doucette, Mr. Hensley, Mr. Kane, Mr. King, Mr. Moszkowski, Mr. Schweinhart, Mr. Smith (resigned on October 3, 2008), Mr. Tsai (resigned on July 11, 2008) and Mr. Wenstrup (resigned on February 13, 2008). These “independent directors” constituted a majority of the Board of Directors during 2008. The Board of Directors has determined that Mr. Kohl (because he is our President and Chief Executive Officer) and Mr. Simpson (because he is our former President and Chief Executive Officer), were not “independent directors” for the year ended December 31, 2008.
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

Item 14. Principal Accountant Fees and Services
Audit and Audit Related Fees
The following table shows the fees paid or accrued by Spheris for audit and other services provided by Ernst & Young LLP, our independent registered public accounting firm, for the years ended December 31, 2008 and 2007.

	2008	2007

Audit fees (1)	$327,750	$369,400
Audit related fees (2)	581,395	54,500
Tax fees (3)	75,931	145,600
All other fees	—	—

Total fees	$985,076	$569,500

(1)	Audit fees consisted of fees for professional services provided in connection with the audit of our consolidated financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings. Audit fees include some amounts in foreign currencies that have been translated to U.S. dollars as of the date such fees were approved. Amounts do not include any potential adjustments which may be subject to Audit Committee approval in the future.

(2)	Audit related fees consisted principally of fees for certain due diligence services and consultation on accounting matters.

(3)	Tax fees consisted of fees for tax consultation and tax compliance services.
Pre-Approval of Audit and Non-Audit Fees
Consistent with Section 202 of the Sarbanes-Oxley Act of 2002 and SEC rules regarding auditor independence, our Audit Committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm. In 2008 and 2007, the Audit Committee approved all fees disclosed under “audit fees,” “audit related fees,” and “tax fees” by Ernst & Young LLP in accordance with applicable rules.
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
(3) Exhibits
The Exhibits are listed below as required by Item 601 of Regulation S-K included herewith.

Exhibit
Number	Description of Exhibits

2.1	Stock Purchase and Sale Agreement, dated as of April 10, 2003, as amended, by and between IDX Systems Corporation and Spheris Inc. (formerly known as Total eMed, Inc.).*

2.2	Securities Purchase Agreement, dated as of October 12, 2004, by and among Spheris Holdings LLC and Spheris Holding, Inc.*

2.3	Agreement and Plan of Merger, dated as of September 20, 2004, by and among HealthScribe, Inc., HSI Merger Sub, Inc. and Spheris Inc. (as successor in interest to MTS Group Holdings, Inc.).*

2.4	Agreement and Plan of Merger, dated as of December 13, 2005, as amended, by and among Spheris Holding III, Inc., Spheris Operations Inc., Spheris MergerSub, Inc., Vianeta Communications and the Principal Shareholders listed on the signatures pages thereto.*

3.1	Certificate of Incorporation of Spheris Inc., as amended.*

3.2	Bylaws of Spheris Inc., as amended.*

3.3	Articles of Organization of Spheris Operations LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

3.4	Charter of Spheris Canada Inc., as amended.*

3.5	Bylaws of Spheris Canada Inc., as amended.*

3.6	Articles of Organization of Spheris Leasing LLC, as amended.*

3.7	Articles of Incorporation of Vianeta Communications, as amended.*

3.8	Bylaws of Vianeta Communications, as amended.*

4.1	Indenture dated as of December 22, 2004 by and among Spheris Inc., the guarantors (as defined therein) and the Bank of New York as trustee, with form of 11% Senior Subordinated Notes due 2012 attached.*

4.2	First Supplemental Indenture dated as of November 13, 2007, among Vianeta Communications, Spheris Inc. and The Bank of New York, as trustee, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.3	Registration Rights Agreement, dated as of December 22, 2004, by and among Spheris Inc., the guarantors listed in Schedule 1 thereto and J.P. Morgan Securities Inc. and UBS Securities LLC.*

Exhibit
Number	Description of Exhibits

4.4	Financing Agreement, dated as of July 17, 2007, by and among Spheris Holding II, Inc., Spheris Inc., Spheris Operations LLC, the guarantors (as defined therein), the lenders (as defined therein), Ableco Finance LLC, as collateral agent, and Cratos Capital Management, LLC, as administrative agent, incorporated by reference to the Company’s Current Report on Form 8-K filed on July 23, 2007.

4.5	Spheris, India Private Limited Line of Credit, dated October 7, 2005.*

10.1	Amended and Restated Spheris Holding III, Inc. Stock Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 27, 2007.^

10.2	Amended and Restated Stockholders’ Agreement, dated as of October 3, 2008, by and among Spheris Holding III, Inc. and the Warburg Investors (as defined therein), the Towerbrook Investors (as defined therein), Spheris Investment LLC and CHS (as defined herein), incorporated by reference to the Company’s Current Report on Form 8-K filed on October 8, 2008.^

10.3	Amended and Restated Registration Rights Agreement, dated as of October 3, 2008, among the investors listed on Schedule 1 thereto and Spheris Holding III, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on October 8, 2008.^

10.4	Employment Agreement, dated as of October 12, 2004, by and between Spheris Operations Inc. (as successor in interest to Spheris Holdings, Inc.) and Steven E. Simpson.*^

10.5	Amended and Restated Employment Agreement, dated as of November 5, 2004, by and between Spheris Operations Inc. and Anthony D. James.*^

10.6	Amended and Restated Employment Agreement, dated as of November 5, 2004, by and between Spheris Operations Inc. and Gregory T. Stevens.*^

10.7	Employment Agreement, dated as of May 1, 2006, by and between Spheris Operations Inc. and Brian Callahan.*^

10.8	Office Lease, dated as of June 13, 2006, by and between Ford Motor Land Development Corporation and Spheris Operations Inc, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2006.

10.9	Lease Deed, dated as of May 6, 2005, by and between Ramananda Adigalar Foundation and Spheris, India Private Limited.*

10.10	Deed of Lease, dated as of October 16, 2002, by and among Reddy Komala, Akkauamma, Muniyamma, Rathnamma and Spheris, India Private Limited.*

10.11	Deed of Lease, dated as of April 27, 2003, by and between Willowbrook Holdings, Inc. and Spheris Operations Inc. (as successor in interest to HealthScribe, Inc.).*

10.12	Lease Deed, dated as of July 5, 2007, by and between VITP Private Limited and Spheris, India Private Limited, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.13	Executive and Director Compensation.^

10.14	Spheris Operations Amended and Restated Deferred Compensation Plan.*^

10.15	Spheris Operations 401(k) Plan, as amended.*^

10.16	Tax Sharing Agreement dated November 5, 2004, by and among Spheris Holding III, Inc., Spheris Holding II, Inc., Spheris Inc., and direct and indirect subsidiaries of Spheris Holding III, Inc. set forth on a schedule.*

10.17	Services Agreement, effective January 1, 2005, by and between Spheris Operations Inc. (predecessor of Spheris Operations LLC) and HealthScribe (India) Private Limited (predecessor of Spheris, India Private Limited), incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.18	Services Agreement, effective June 1, 2005, by and between Spheris Operations Inc. (predecessor of Spheris Operations LLC) and HealthScribe (India) Private Limited (predecessor of Spheris, India Private Limited), incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.19	Services Agreement, effective January 1, 2008, by and between Spheris Operations LLC and Spheris, India Private Limited, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.20	Form of Indemnification Agreement for Directors and Executive Officers, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.^

10.21	Form of Restricted Stock Agreement under Spheris Holding III, Inc. Stock Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.^

10.22	Form of Non-Qualified Stock Option Agreement under Spheris Holding III, Inc. Stock Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.^

Exhibit
Number	Description of Exhibits

10.23	Transition Agreement, dated as of November 17, 2008, by and between Spheris Inc. and Steven E. Simpson, incorporated by reference to the Company’s Current Report on Form 8-K filed on November 19, 2008.

10.24	Employment Agreement, dated as of November 17, 2008, by and between Spheris Inc. and Daniel J. Kohl, incorporated by reference to the Company’s Current Report on Form 8-K filed on November 19, 2008.

10.25	Agreement for Health Information Processing Services, dated as of October 3, 2008, by and between Spheris Operations LLC and Community Health Systems Professional Services Corporation, incorporated by reference to the Company’s Current Report on Form 8-K field on October 8, 2008.

10.26	Form of Independent Contractor Agreement, incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2008.

10.27	Lease Deed, dated as of March 26, 2008, by and between Narayan Reddy, N. Srinivas Reddy and N. Keshava Reddy and Spheris, India Private Limited, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.28	Amended and Restated Employment Agreement, dated as of November 5, 2004, by and between Spheris Operations Inc. and Christopher R. Rehm, M.D.

21	Subsidiaries of Spheris Inc.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-4, as amended (File No. 333-132641).

^	Management contract or compensatory plan arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPHERIS INC.
Date: March 20, 2009	By:	/s/ Daniel J. Kohl
Daniel J. Kohl
President and Chief Executive Officer

	By:	/s/ Brian P. Callahan
Brian P. Callahan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL J. KOHL Daniel J. Kohl	President and Chief Executive Officer; Director (Principal Executive Officer)	March 20, 2009

/s/ BRIAN P. CALLAHAN Brian P. Callahan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2009

/s/ STEVEN E. SIMPSON Steven E. Simpson	Director	March 20, 2009

/s/ JONATHAN BILZIN Jonathan Bilzin	Director	March 20, 2009

/s/ ROBERT Z. HENSLEY Robert Z. Hensley	Director	March 20, 2009

/s/ JOHN A. KANE John A. Kane	Director	March 20, 2009

/s/ MICHAEL J. KING Michael J. King	Director	March 20, 2009

/s/ NEAL MOSZKOWSKI Neal Moszkowski	Director	March 20, 2009

/s/ JAMES W. DOUCETTE James W. Doucette	Director	March 20, 2009

/s/ MARTIN G. SCHWEINHART Martin G. Schweinhart	Director	March 20, 2009

SPHERIS INC.
FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Spheris Inc.
We have audited the accompanying consolidated balance sheets of Spheris Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spheris Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 18, 2009

Spheris Inc.
Consolidated Balance Sheets

	December 31,
	2008	2007
	(Amounts in Thousands, Except Share Amounts)
Assets
Current assets
Unrestricted cash and cash equivalents	$3,262	$7,195
Restricted cash	309	309
Accounts receivable, net of allowance of $1,332 and $1,569, respectively	28,510	33,595
Deferred taxes	372	3,386
Prepaid expenses and other current assets	4,430	4,460

Total current assets	36,883	48,945

Property and equipment, net	12,309	12,747
Internal-use software, net	1,586	1,932
Customer contracts, net	9	13,968
Goodwill	218,841	218,841
Other noncurrent assets	5,450	3,689

Total assets	$275,078	$300,122

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,893	$4,237
Accrued wages and benefits	8,545	18,130
Current portion of long-term debt and lease obligations	683	35
Other current liabilities	5,327	4,324

Total current liabilities	17,448	26,726

Long-term debt and lease obligations, net of current portion	195,499	191,761
Deferred tax liabilities	300	92
Other long-term liabilities	5,710	4,857

Total liabilities	218,957	223,436

Commitments and contingencies
Common stock, $0.01 par value, 100 shares authorized, 10 shares issued and outstanding	—	—
Other comprehensive income (loss)	(1,344)	564
Contributed capital	111,680	111,158
Accumulated deficit	(54,215)	(35,036)

Total stockholders’ equity	56,121	76,686

Total liabilities and stockholders’ equity	$275,078	$300,122

See accompanying notes.

Spheris Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2008	2007	2006
	(Amounts in Thousands)

Net revenues	$182,843	$200,392	$207,141

Direct costs of revenues (exclusive of depreciation and amortization below)	131,266	144,094	152,120
Marketing and selling expenses	2,790	4,781	5,392
General and administrative expenses	21,043	19,892	18,974
Depreciation and amortization	21,613	24,273	26,553
Restructuring charges	484	—	—

Total operating costs	177,196	193,040	203,039

Operating income	5,647	7,352	4,102

Interest expense, net	19,104	21,171	21,136
Loss on debt refinancing	—	1,828	—
Foreign currency (gain) loss	(1,338)	559	(213)
Other expense (income)	3,190	1,011	(188)

Net loss before income taxes	(15,309)	(17,217)	(16,633)

Provision for (benefit from) income taxes	3,870	(5,856)	(4,483)

Net loss	$(19,179)	$(11,361)	$(12,150)

See accompanying notes

Spheris Inc.
Consolidated Statements of Stockholders’ Equity

				Other		Total
	Common Stock		Contributed	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(Amounts in Thousands, Except Share Amounts)

Balance, December 31, 2005	10	$—	$102,301	$(89)	$(11,525)	$90,687

Comprehensive loss:
Net loss	—	—	—	—	(12,150)	(12,150)
Foreign currency translation	—	—	—	(385)	—	(385)

Total comprehensive loss	—	—	—	(385)	(12,150)	(12,535)

Non-cash equity compensation	—	—	291	—	—	291
Capital contributions from Parent Investors	—	—	8,195	—	—	8,195

Balance, December 31, 2006	10	$—	$110,787	$(474)	$(23,675)	$86,638

Comprehensive income (loss):
Net loss	—	—	—	—	(11,361)	(11,361)
Foreign currency translation	—	—	—	1,038	—	1,038

Total comprehensive income (loss)	—	—	—	1,038	(11,361)	(10,323)

Non-cash equity compensation	—	—	371	—	—	371

Balance, December 31, 2007	10	$—	$111,158	$564	$(35,036)	$76,686

Comprehensive loss:
Net loss	—	—	—	—	(19,179)	(19,179)
Foreign currency translation	—	—	—	(1,908)	—	(1,908)

Total comprehensive loss	—	—	—	(1,908)	(19,179)	(21,087)

Non-cash equity compensation	—	—	522	—	—	522

Balance, December 31, 2008	10	$—	$111,680	$(1,344)	$(54,215)	$56,121

See accompanying notes.

Spheris Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(Amounts in Thousands)

Cash flows from operating activities:
Net loss	$(19,179)	$(11,361)	$(12,150)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,613	24,273	26,553
Amortization of acquired technology	162	648	736
Deferred taxes	3,222	(6,435)	(5,489)
Change in fair value of derivative financial instruments	2,593	1,112	(202)
Loss on sale or disposal of assets	68	37	23
Non-cash equity compensation	522	371	291
Amortization of debt discounts and issuance costs	851	833	756
Restructuring charges	484	—	—
Loss on debt refinancing	—	1,828	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,085	(19)	(1,951)
Prepaid expenses and other current assets	(53)	(476)	(264)
Accounts payable	(1,450)	1,717	(678)
Accrued wages and benefits	(10,069)	1,556	2,908
Other current liabilities	(13)	(57)	(1,323)
Other noncurrent assets and liabilities	(2,402)	(417)	(1,434)

Net cash provided by operating activities	1,434	13,610	7,776

Cash flows from investing activities:
Purchases of property and equipment	(5,423)	(5,699)	(5,876)
Purchase and development of internal-use software	(873)	(1,201)	(1,309)
Purchase of Vianeta, net of cash acquired	—	(1,547)	(7,788)

Net cash used in investing activities	(6,296)	(8,447)	(14,973)

Cash flows from financing activities:
Proceeds from the 2007 Senior Credit Facility	7,288	71,320	—
Payments on the 2007 Senior Credit Facility	(4,081)	(2,507)	—
Payments on the 2004 Senior Facility	—	(73,500)	(750)
Payments on lease obligations	(370)	(59)	(232)
Debt issuance costs	—	(583)	(452)
Capital contributions from Parent Investors	—	—	8,000

Net cash provided by (used in) financing activities	2,837	(5,329)	6,566

Effect of exchange rate change on cash and cash equivalents	(1,908)	1,038	(385)

Net (decrease) increase in unrestricted cash and cash equivalents	(3,933)	872	(1,016)
Unrestricted cash and cash equivalents, at beginning of period	7,195	6,323	7,339

Unrestricted cash and cash equivalents, at end of period	$3,262	$7,195	$6,323

Supplemental cash flow information:
Cash paid for interest	$18,425	$20,432	$22,301

Cash paid for taxes	$906	$1,312	$654

Supplemental schedule of non-cash transactions:
Purchase of property and equipment and internal-use software through lease obligations	$1,019	$—	$—
Non-cash capital contributions	—	—	195
Leasehold improvements and equipment funded through tenant incentive allowances	—	—	2,106
Vianeta post-acquisition contingencies	—	—	1,911
See accompanying notes.

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2008
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
Spheris and its direct or indirect wholly-owned subsidiaries: Operations, Spheris Leasing LLC, Spheris Canada Inc., Spheris, India Private Limited (“SIPL”) and Vianeta (sometimes referred to collectively as the “Company”), provide clinical documentation technology and services to health systems, hospitals and group medical practices located throughout the United States. The Company receives medical dictation in digital format from subscribing physicians, converts the dictation into text format, stores specific data elements from the records, then transmits the completed medical record to the originating physician in the prescribed format. As of December 31, 2008, the Company employed approximately 4,500 skilled medical language specialists (“MLS”) in the U.S., Canada and India. More than 2,000 of these MLS work out of the Company’s facilities in India, making the Company one of the largest global providers of clinical documentation technology and services.
Reporting Unit and Principles of Consolidation
Prior to its acquisition by certain institutional investors in November 2004 (the “November 2004 Recapitalization”), Spheris was a wholly-owned subsidiary of Holdings. Subsequent to the November 2004 Recapitalization, Spheris became a wholly-owned subsidiary of Spheris Holding II, Inc. (“Spheris Holding II”), and an indirect wholly-owned subsidiary of Spheris Holding III, Inc. (“Spheris Holding III”), an entity owned by affiliates of Warburg Pincus LLC and TowerBrook Capital Partners LLC (together, the “Parent Investors”), CHS/Community Health Systems, Inc. (“CHS”) as further discussed in Note 15, and indirectly by certain members of Spheris’ management team.
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

Restricted Cash
The Company’s cash balances include certain amounts that are being held until the resolution of certain tax matters related to the Vianeta acquisition as well as amounts currently available for distribution to former HealthScribe and Vianeta shareholders. These amounts are reflected as restricted cash in the accompanying consolidated balance sheets. Certain cash deposits made that are being held as security under certain of the Company’s lease obligations are reflected as other noncurrent assets in the accompanying consolidated balance sheets.
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
A summary of the activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006, is as follows:

	Year Ended December 31,
	2008	2007	2006

Balance at beginning of period	$1,569	$1,191	$929
Provisions and adjustments to expense	(55)	476	410
Additions resulting from acquisitions	—	—	150
Write-offs and adjustments, net of recoveries	(182)	(98)	(298)

Balance at end of period	$1,332	$1,569	$1,191

Concentration of Credit Risk
The Company performs ongoing credit evaluations of our customers’ financial performance and generally requires no collateral from customers. No individual customer accounted for 10% or more of the Company’s net revenues during 2008, 2007 or 2006.
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

Goodwill, Intangibles and Other Long-lived Assets
The Company accounts for goodwill, intangibles and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”).
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
In accordance with the provisions of SFAS No. 142, the Company performs an analysis of potential impairment of its goodwill assets annually, or whenever circumstances indicate that the carrying value may be impaired. Goodwill impairment testing requires a two step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying value, including goodwill. Regarding the Company’s specific analysis, this assessment is made at the consolidated Company level as it only has one reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered to have a potential impairment, and the second step is not necessary. However, if the carrying value of the reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any.
As of its December 31, 2008 goodwill impairment assessment date, the Company has concluded that the fair value of its reporting unit exceeds its carrying value, and thus, the second step of the analysis is not required as no goodwill impairment is deemed to exist at that date. The Company has historically estimated the fair value of its reporting unit by evaluating results of analysis on market multiples and has added projected future cash flows as an additional consideration based on current market conditions. In its determination of applicable market multiples, the Company believes it performs at a level equal to or exceeding the median level performance for the group selected. However, there can be no assurance that this assumption will be an accurate prediction of future performance. In accordance with the provisions of SFAS No. 142, the Company’s cash flow estimates also incorporate assumptions that marketplace participants would use in estimating fair value. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and assumptions, including revenue growth rates, operating margins, discount rates, strategic plans and future market conditions, among others. Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions made for purposes of the Company’s goodwill impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions regarding appropriate market multiples, forecasted revenue, or margin growth rates are not achieved, or changes in strategy or market conditions occur, the Company may be required to recognize goodwill impairment charges in future periods.
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

Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses of $0.8 million, $1.7 million, and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, were included in the Company’s consolidated statements of operations. Advertising costs primarily consist of brand advertising, recruiting advertising for MLS and trade show participation.
Fair Value of Financial Instruments
The Company has adopted the provisions of SFAS No. 157 (as defined below) as of January 1, 2008, for financial instruments. Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations or cash flow for the periods presented, the Company is now required to provide additional disclosures as part of its financial statements.
SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of December 31, 2008, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These included the Company’s Senior Subordinated Notes (as defined in Note 9) as well as derivative financial instruments utilized by the Company to mitigate risks related to interest rates and foreign currency.
The Company determines the fair value of its Senior Subordinated Notes through quoted prices in active markets. The Company’s Senior Subordinated Notes had a quoted market value of $37.5 million and $121.3 million at December 31, 2008 and 2007, respectively.
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
The Company has entered into certain interest rate management agreements to reduce its exposure to fluctuations in market interest rates under its senior secured credit facilities. The Company’s accounting for these derivative financial instruments did not meet the hedge accounting criteria under SFAS No. 133, as amended, and related interpretations. As a result, these contracts were recorded at a fair value of $2.5 million and $1.1 million as of December 31, 2008 and December 31, 2007, respectively, as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets. Changes in fair value were included as a component of other (income) expense in the accompanying condensed consolidated statements of operations.
Payments to SIPL are denominated in U.S. dollars. In order to hedge against fluctuations in exchange rates, SIPL maintains a portfolio of forward currency exchange contracts. The Company’s accounting for these derivative financial instruments did not meet the hedge accounting criteria under SFAS No. 133, as amended, and related interpretations. As of December 31, 2008, these contracts were recorded at a fair value of $1.0 million as a component of other current liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2007, the contracts were recorded at a fair value of $0.2 million as a component of prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Changes in fair value were included as a component of other (income) expense in the accompanying condensed consolidated statements of operations.

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
In connection with an agreement for health information processing services between Operations and Community Health Systems Professional Services Corporation, an affiliate of CHS, Spheris Holding III issued warrants to CHS to purchase shares of common stock of Spheris Holding III upon the attainment of certain revenue milestones set forth in the warrants. Since the warrants were issued by Spheris Holding III in order to induce sales by the Company, the costs of the warrants subject to vesting are recognized over the period in which the revenue is earned and are reflected as a reduction of net revenues in the accompany consolidated statement of operations for the year ended December 31, 2008 in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.
Self-Insurance
The Company is significantly self-insured for employee health and workers’ compensation insurance claims. As such, the Company’s insurance expense is largely dependent on claims experience and the Company’s ability to control its claims. The Company has consistently accrued the estimated liability for these insurance claims based on its claims experience and the time lag between the incident date and the date the cost is paid by the Company, and based on third-party valuations of the outstanding liabilities. These estimates could change in the future. As of both December 31, 2008 and 2007, the Company had $2.5 million in accrued liabilities for employee health and workers’ compensation risks.
Comprehensive Income (Loss) and Foreign Currency Translation
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

Recent Accounting Pronouncements
SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 as it applies to certain nonfinancial assets and liabilities. Effective January 1, 2008, the Company adopted SFAS No. 157, except as it applies to nonfinancial assets and liabilities. The Company has not yet fully evaluated the impact, if any, that the implementation of SFAS No. 157 will have on nonfinancial assets and liabilities included in its financial statements.
SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company reports unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the company does not report earnings) at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 became effective for the Company as of January 1, 2008. The Company did not make a fair value election pursuant to this standard at the effective date and as such, the adoption of SFAS No. 159 had no effect on its results of operations or financial position.
SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the current purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting, as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in a business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of such business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. While the Company has not yet fully evaluated the impact, if any, that the implementation of SFAS No. 141(R) will have on its results of operations or financial position, the Company has determined that it is required to expense costs related to any future acquisitions as they are incurred beginning January 1, 2009.
SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that earnings or losses attributed to noncontrolling interests be reported as part of consolidated earnings rather than as a separate component of income or expense. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 31, 2008. Earlier adoption is prohibited. As all of the Company’s subsidiaries are wholly-owned, the Company does not anticipate that the adoption of SFAS No. 160 will have a material impact on its results of operations or financial position.
SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within the derivative instruments. SFAS No. 161 requires disclosure of the amounts and location of derivative instruments included in an entity’s financial statements, as well as the accounting treatment of such instruments under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet fully evaluated the impact, if any, that the implementation of SFAS No. 161 will have on its results of operations or financial position.

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
An initial purchase price of $10.5 million, including transaction costs of $0.2 million, was allocated to the assets and liabilities acquired based on estimated fair values as of March 31, 2006. These assets and liabilities included allocations of $8.1 million to goodwill and $1.3 million to internally generated software, which was amortized over an expected life of two years. Amortization expense for the years ended December 31, 2008, 2007 and 2006 of $0.2 million, $0.6 million and $0.5 million, respectively, was reflected in direct costs of revenues (exclusive of depreciation and amortization below) in the accompanying consolidated statements of operations. Additionally, $0.3 million of the purchase price was assigned to the estimated fair value of acquired in-process research and development that had not yet reached technological feasibility and had no alternative use. In accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, this amount was immediately expensed in the Company’s consolidated statement of operations upon the acquisition date. This charge is reflected in direct costs of revenues (exclusive of depreciation and amortization below) in the accompanying consolidated statement of operations for the year ended December 31, 2006.
During 2007, the Company paid the former Vianeta shareholders approximately $1.5 million as payment in full for all amounts due under the technology and sales contingencies portion of the consideration. As of December 31, 2008, approximately $0.2 million in post-acquisition liabilities, which are related to certain tax filings, remain and are included in other current liabilities in the accompanying consolidated balance sheet.
3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Prepaid expenses	$1,381	$1,437
Income taxes receivable	752	781
Due from affiliate	832	251
Other receivables	1,254	1,357
Other	211	634

Total prepaid expenses and other current assets	$4,430	$4,460

4. Property and Equipment, Net
Property and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Furniture and equipment	$2,550	$2,030
Leasehold improvements	5,874	4,846
Computer equipment and software	25,427	22,066

	33,851	28,942
Less accumulated depreciation and amortization	(21,542)	(16,195)

Property and equipment, net	$12,309	$12,747

The amounts above include assets acquired under financed lease obligations of $0.5 million and $0.1 million as of December 31, 2008 and 2007, respectively. Depreciation expense, including amortization on equipment under capital lease obligations, of $6.3 million, $5.4 million, and $4.8 million was recorded in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively.
In connection with the relocation of its Franklin, Tennessee corporate headquarters during the fourth quarter of 2006, the Company incurred $2.9 million of capital expenditures, of which $2.1 million were paid for through tenant incentive allowances. An additional $0.2 million of capital expenditures were incurred during 2007 in connection with the relocation. In accordance with the provisions of SFAS No. 34, “Capitalization of Interest Cost” (“SFAS No. 34”), capitalized interest on leasehold improvements of approximately $16,000, $13,000 and $38,000 for the years ended December 31, 2008, 2007 and 2006, respectively, was recorded as a reduction to interest expense in the accompanying consolidated statements of operations.
5. Internal-Use Software, Net of Amortization
The Company’s costs to purchase and develop internal-use software, which is utilized primarily to provide clinical documentation technology and services to its customers, are recorded under the provisions of SOP 98-1. Net purchased and developed software costs at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Software under development	$933	$690
Software placed in service	16,363	15,573

	17,296	16,263
Less accumulated amortization	(15,710)	(14,331)

Internal-use software, net	$1,586	$1,932

As of December 31, 2008, the amounts above include $0.2 million of assets acquired under financed lease obligations. Amortization on projects begins when the software is ready for its intended use and is recognized over the expected useful life, which is generally two to five years. Amortization expense related to internal-use software costs was $1.4 million, $2.9 million and $5.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, and was included in depreciation and amortization in the accompanying consolidated statements of operations. Amortization expense for the year ended December 31, 2006 included $0.6 million related to the impairment of one of the Company’s legacy clinical documentation platforms, which was decommissioned during 2007. In accordance with SFAS No. 144, the Company used future cash flows expected to be generated from this legacy platform’s remaining customers in order to determine the impairment amount.
In accordance with the provisions of SFAS No. 34, capitalized interest on internal-use software development projects of approximately $29,000, $23,000 and $54,000 for the years ended December 31, 2008, 2007 and 2006, respectively, was recorded as a reduction to interest expense in the accompanying consolidated statements of operations.
6. Customer Contracts
In connection with the November 2004 Recapitalization, the Company assigned a value of $50.7 million as the fair value of Spheris customer contracts existing as of the date of the transaction. These contracts were amortized over an expected life of four years and were fully amortized as of December 31, 2008. In connection with the HealthScribe acquisition in December 2004, the Company assigned a value of $13.1 million to the acquired contracts. These contracts were amortized over an estimated life of four years and were fully amortized as of December 31, 2008. Additionally, the Company assigned a value of $0.1 million for customer contracts acquired in connection with the Vianeta acquisition consummated on March 31, 2006. These contracts are being amortized over an expected life of three years and will be fully amortized in March 2009, with only $9,000 of amortization expense remaining as of December 31, 2008. Amortization expense for customer contracts for the years ended December 31, 2008, 2007 and 2006 was $14.0 million, $16.0 million and $16.0 million, respectively.
The components of the Company’s customer contracts are as follows:

	December 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer contracts	$63,864	$(63,855)	$63,864	$(49,896)

7. Other Noncurrent Assets
Other noncurrent assets of the Company at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Debt issuance costs	$2,660	$2,660
Less: accumulated amortization	(1,017)	(696)

Debt issuance costs, net	1,643	1,964
Cash surrender value of key man life insurance policies	248	546
Security deposits	3,330	900
Other	229	279

Total other noncurrent assets	$5,450	$3,689

Debt issuance costs are amortized to interest expense over the life of the applicable credit facilities using the effective interest method. Security deposits include amounts deposited to secure certain self-insurance and lease obligations.
8. Other Current Liabilities
Other current liabilities of the Company at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Accrued Vianeta acquisition liabilities	$234	$234
Taxes payable	514	239
Accrued interest	573	799
Accrued fees for professional services	209	381
Accrued group purchasing organization fees	867	468
Reserve for sales credits and adjustments	568	1,173
Restructuring charges	484	—
Deferred rent	606	186
Derivative financial instruments	1,016	—
Other	256	844

Total other current liabilities	$5,327	$4,324

9. Debt
Outstanding debt obligations of the Company at December 31, 2008 and 2007 consisted of the following:

	December 31,	December 31,
	2008	2007
2007 Senior Credit Facility, net of discount, with principal due at maturity on July 17, 2012; interest payable periodically at variable rates. The weighted average interest rate was 4.7% at December 31, 2008	$72,290	$68,883
11.0% Senior Subordinated Notes, net of discount, with principal due at maturity in December 2012; interest payable semi-annually in June and December	123,208	122,878
Financed lease obligations	684	35

	196,182	191,796

Less: Current portion of long-term debt and financed lease obligations	(683)	(35)

Long-term debt and financed lease obligations, net of current portion	$195,499	$191,761

2007 Senior Credit Facility
In July 2007, the Company entered into a financing agreement (the “2007 Senior Credit Facility”), to replace the Company’s previous $100 million facility. As a result of the July 2007 refinancing, the Company recognized a $1.8 million loss on debt refinancing, comprised of the write-off of $0.5 million and $1.3 million of unamortized debt issuance costs and debt discounts, respectively, from the previous facility. The 2007 Senior Credit Facility consists of a term loan in the original principal amount of $70.0 million and a revolving credit facility in an aggregate principal amount not to exceed $25.0 million at any time outstanding. The revolving loans and the term loan bear interest at LIBOR plus an applicable margin or a reference bank’s base rate plus an applicable margin, at the Company’s option. Under the revolving credit facility, the Company may borrow up to the lesser of $25.0 million or a loan limiter amount, as defined in the 2007 Senior Credit Facility, less amounts outstanding under letters of credit.
During 2008, the Company utilized $2.3 million of its revolving credit facility to fund certain security deposits, previously secured through letters of credit. At December 31, 2008, the $2.3 million of deposits are included in other noncurrent assets in the accompanying condensed consolidated balance sheet. As of December 31, 2008, the Company had $3.2 million outstanding under the revolver portion of the 2007 Senior Credit Facility. As a result, the Company’s total remaining capacity for borrowings under the 2007 Senior Credit Facility was $21.8 million as of December 31, 2008. Capacity for borrowings may be limited in the future based on financial covenants described in the 2007 Senior Credit Facility.
All unpaid principal amounts under the 2007 Senior Credit Facility are due at maturity on July 17, 2012. Additionally, the Company is required to perform annual excess cash flow calculations, as defined in the 2007 Senior Credit Facility, and to remit any applicable amounts to reduce the outstanding term loan balance. Based on the annual excess cash flow calculation for the year ended December 31, 2008, the Company estimates that it will need to remit $0.4 million to pay down its debt balances following delivery of its year-end covenant compliance certificates. As a result, the Company has reclassified this $0.4 million as a current portion of outstanding debt as of December 31, 2008. Interest payments under the 2007 Senior Credit Facility are due monthly or at other intervals not to exceed every three months, depending on the interest elections made by the Company. At December 31, 2008, there were no outstanding interest payments due under the 2007 Senior Credit Facility
Under the 2007 Senior Credit Facility, Operations is the borrower. The 2007 Senior Credit Facility is secured by substantially all of the Company’s assets and is guaranteed by Spheris, Spheris Holding II and all of Operations’ subsidiaries, except SIPL. The 2007 Senior Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 2007 Senior Credit Facility also contains customary events of default, the occurrence of which could allow the collateral agent to declare any outstanding amounts to be immediately due and payable. The financial covenants contained in the 2007 Senior Credit Facility include (a) a maximum leverage test, (b) a minimum fixed charge coverage test and (c) a minimum earnings before interest, taxes, depreciation and amortization requirement, among others. Based on current operating results, we believe covenant (c) will be the most challenging covenant to meet in future periods. These financial covenants will become more restrictive over time. Future drawings under the 2007 Senior Credit Facility will be available only if, among other things, the Company is in compliance with the financial covenants and other conditions required under the 2007 Senior Credit Facility. The 2007 Senior Credit Facility also contains provisions that provide for the Company’s utilization of equity cures in the event of default. These cures may not be utilized more than twice in any calendar year, may not exceed $5.0 million per occasion, and the Company must have at least $7.5 million in availability following the cure. The Company has commitments to fund a cure, if any are needed, related to covenant filings for the 2009 fiscal year. The Company believes it was in compliance with the financial covenants in the 2007 Senior Credit Facility as of December 31, 2008. Although the Company believes that it will be able to maintain continued compliance with its financial covenants, there can be no assurance that the Company will remain in compliance with the financial covenants for future periods or that, if the Company defaults under any of its covenants, the Company will be able to obtain waivers or amendments that will allow the Company to operate its business in accordance with its plans.
In connection with the borrowings under the 2007 Senior Credit Facility, the Company incurred $0.6 million and $1.1 million in debt issuance costs and debt discounts, respectively. These costs are being amortized as additional interest expense over the term of the debt. The balance of the issuance costs at December 31, 2008 of $0.5 million, net of accumulated amortization, was reflected in other noncurrent assets in the accompanying consolidated balance sheet. The debt discount at December 31, 2008 of $0.9 million was reflected as a reduction in the carrying amount of the debt under the 2007 Senior Credit Facility.

Senior Subordinated Notes
In December 2004, the Company issued $125.0 million of 11% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at a fixed rate of 11.0% per annum. Interest is payable in semi-annual installments through maturity on December 15, 2012.
The Company incurred $1.9 million and $2.9 million in debt issuance costs and debt discounts, respectively, in connection with the Senior Subordinated Notes. These costs are being amortized as additional interest expense over the term of the Senior Subordinated Notes. The remaining balance of the issuance costs at December 31, 2008 of $1.2 million, net of accumulated amortization, was reflected in other noncurrent assets in the accompanying consolidated balance sheet. The remaining debt discount at December 31, 2008 of $1.8 million was reflected as a reduction in the carrying amount of the Senior Subordinated Notes.
The Senior Subordinated Notes are junior to the obligations of the 2007 Senior Credit Facility, but are senior to general purpose credit obligations of the Company. The Senior Subordinated Notes are guaranteed by the Company’s domestic operating subsidiaries. The Senior Subordinated Notes contain certain restrictive covenants that place limitations on the Company regarding incurrence of additional debt, payment of dividends and other items as specified in the indenture governing the Senior Subordinated Notes. Default under, and acceleration of amounts due on, the Company’s obligations under the 2007 Senior Credit Facility would create an event of default under the Senior Subordinated Notes, which would cause the notes to become due and payable immediately upon notice by the holders. The Senior Subordinated Notes are redeemable at the option of the Company subject to certain prepayment penalties and restrictions as set forth in the indenture governing the Senior Subordinated Notes.
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
Scheduled maturities of the Company’s debt obligations, excluding financed lease obligations, are as follows:

2012	$198,207

Total	$198,207

10. Contractual Obligations
The following summarizes future minimum payments under the Company’s contractual obligations as of December 31, 2008:

	Operating	Financed Lease	Purchase
	Leases	Obligations	Obligations
2009	$3,351	$292	$4,246
2010	3,505	309	4,060
2011	3,388	107	2,160
2012	3,556	—	2,160
2013	2,843	—	2,160
Thereafter	6,264	—	5,220

Total minimum payments	$22,907	$708	$20,006

The Company leases certain equipment and office space under noncancellable operating leases. The majority of the operating leases contain annual escalation clauses. Rental expense for these operating leases is recognized on a straight-line basis over the term of the lease. Total rent expense for the years ended December 31, 2008, 2007 and 2006 was $1.8 million, $1.9 million and $1.6 million, respectively, under these lease obligations. As of December 31, 2008, the Company had $1.0 on deposit as security for certain operating leases. The deposits are included in other noncurrent assets in the accompanying consolidated balance sheet.

The Company also leases certain hardware and software under capital leases as defined in accordance with the provisions of SFAS No. 13, “Accounting for Leases”. The related assets under capital lease obligations are included in property and equipment, net in the accompanying consolidated balance sheets. Amortization expense related to assets under leases was $0.3 million, $0.1 million and $0.2 million, respectively, for the years ended December 31, 2008, 2007 and 2006 and was included in depreciation and amortization in the accompanying consolidated statements of operations. Future minimum payments under these capital leases include interest of approximately $29,000. The present value of net minimum lease payments is approximately $0.7 million, with $0.3 million classified as current portion of long-term debt and lease obligations and $0.4 million classified as long-term debt and lease obligations, net of current portion in the accompanying consolidated balance sheet at December 31, 2008.
Purchase obligations represent contractual commitments with certain telecommunications vendors and technology providers that include minimum purchase obligations.
11. Stockholders’ Equity
Subsequent to the November 2004 Recapitalization, Spheris Holding III approved the establishment of the Spheris Holding III, Inc. Stock Incentive Plan (the “Plan”) for issuance of common stock to employees, non-employee directors and other designated persons providing substantial services to the Company. As of December 31, 2008, 15.6 million shares have been authorized for issuance under the Plan. Shares are subject to restricted stock and stock option agreements and typically vest over a three or four-year period. As of December 31, 2008, an aggregate of 12.3 million shares of restricted stock and 2.4 million stock options were issued and outstanding under the Plan. Additionally, 0.1 million shares of Series A convertible preferred restricted stock have been issued by Spheris Holding III to the Company’s board members for services rendered. As these shares were issued for services to be provided to the Company, compensation expense of $0.5 million, $0.4 million and $0.3 million was reflected in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively.
During October 2008, as further described in Note 15, the Company entered into an agreement for health information processing services with Community Health Systems Professional Services Corporation, an affiliate of CHS, to provide clinical documentation technology and services to certain of its affiliated hospitals. In connection with entering into the agreement for health information processing services, Spheris Holding III issued warrants to CHS to purchase 14.3 million shares of common stock of Spheris Holding III upon the attainment of certain revenue milestones set forth in the warrants. Since the warrants were issued by Spheris Holding III in order to induce sales by the Company, the costs of the warrants subject to vesting are recognized over the period in which the revenue is earned and are reflected as a reduction of revenue. Accordingly, $23,000 of such costs is reflected as a reduction to net revenues in the accompanying consolidated statement of operations for the year ended December 31, 2008.
12. Income Taxes
Income tax benefit on income (loss) consisted of the following for the periods presented:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Current:
Federal	$—	$17	$93
State	117	226	512
Foreign	531	59	403

Total current provision	648	302	1,008

Deferred:
Federal	2,800	(6,680)	(4,256)
State	465	384	(971)
Foreign	(43)	138	(264)

Total deferred expense (benefit)	3,222	(6,158)	(5,491)

Total provision for (benefit from) income taxes	$3,870	$(5,856)	$(4,483)

A reconciliation of the U.S. federal statutory rate to the effective rate is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Federal tax at statutory rate	$(5,206)	$(5,854)	$(5,674)
State income taxes	(442)	(90)	(641)
Permanent differences	378	285	82
Foreign tax / tax holiday	(47)	(18)	349
Increase in valuation allowance	9,192	47	1,424
Tax credits	9	(219)	(93)
Other	(14)	(7)	70

Total provision for (benefit from) income taxes	$3,870	$(5,856)	$(4,483)

The components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Allowance for doubtful accounts	$505	$599
Accrued liabilities	2,751	3,008
Depreciation	861	625
Net operating losses — federal	35,539	33,875
Net operating losses — state	2,824	2,781
Tax credits	591	599
Amortization expense — goodwill and start-up costs	681	539
Other	2,316	1,239

Total deferred tax assets	46,068	43,265
Valuation allowance — federal	(40,116)	(31,908)
Valuation allowance — state	(3,288)	(2,304)

Net deferred tax assets	2,664	9,053

Deferred tax liabilities:
Amortization expense — customer list and technology	(557)	(4,468)
Other	(2,035)	(1,291)

Total deferred tax liabilities	(2,592)	(5,759)

Net deferred tax liabilities	$72	$3,294

The Company’s deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets at December 31, 2008 and 2007 as follows:

	2008	2007

Deferred taxes (current assets)	$372	$3,386
Deferred tax liabilities (long-term liabilities)	(300)	(92)

Net deferred tax liabilities	$72	$3,294

In accordance with the provisions of SFAS No. 109, the Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance increased by $9.2 million during 2008 due to the uncertainty in realization of the Company’s deferred tax assets, compared with a decrease of $0.5 million during 2007. Future changes in valuation allowance amounts will be reflected as a component of income tax provision (or benefit) in future periods. During 2007, $0.3 million of net valuation allowance was released and charged against goodwill as a result of the utilization of state net operating losses. The valuation allowance released and charged against goodwill was related to the November 2004 Recapitalization.

In the United States, the Company currently benefits from federal and state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforwards available to reduce future taxable income were $104.5 million and $99.6 million at December 31, 2008 and 2007, respectively, and began to expire in 2007. State net operating loss carryforwards at December 31, 2008 and 2007 were $67.3 million and $65.5 million, respectively, and began to expire in 2005. The majority of these federal and state net operating loss carryforwards are restricted due to limitations associated with ownership change, and as such, are fully reserved to reduce the amount that is more likely than not to be realized. In addition, the Company has alternative minimum tax credits which do not have an expiration date and certain other federal tax credits that will begin to expire in 2014.
In connection with the HealthScribe acquisition, the Company acquired a wholly-owned Indian subsidiary, SIPL. The Company accounts for income taxes associated with SIPL in accordance with SFAS No. 109 following Indian tax guidelines. The Company is permanently reinvested in SIPL; accordingly, deferred taxes have not been provided on the outside basis differences. As of December 31, 2008 and 2007, the Company’s tax basis in its SIPL shares exceeded the book basis by $1.8 million and $1.7 million, respectively. These basis differences are not expected to reverse in the foreseeable future.
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
Operations pays certain franchise tax obligations on behalf of Spheris Holding III. Approximately $0.8 million of payments by Operations related to these taxes are reflected by the Company as a receivable due from affiliate and included as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2008.
The Company adopted the provisions of FIN No. 48, effective January 1, 2007. The Company has analyzed filing positions for all federal, state and international jurisdictions for all open tax years where it is required to file income tax returns. Although the Company files tax returns in every jurisdiction in which it has a legal obligation to do so, it has identified the following as “major” tax jurisdictions, as defined in FIN No. 48: Tennessee, Michigan and Texas, as well as India. Within these major jurisdictions, the Company has tax examinations in progress related to transfer pricing rates for its Indian facilities, as discussed in Note 14, as well as significant federal and state net operating loss carryovers, for which the earliest open tax year is 1997. Based on the facts of these examinations, the Company believes that it is more likely than not that it will be successful in supporting its current positions related to the applicable filings. The Company believes that all income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments resulting in a material adverse impact on the Company’s financial condition, results of operations or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48.
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

The Company has historically elected to match 50% of the employees’ first 4% of wages deferred, in aggregate, to the Spheris 401(k) Plan. In the event the Spheris 401(k) Plan participant’s contributions are limited under provisions of the IRC and the participant is also deferring amounts into the Deferred Compensation Plan, then such matching amounts may be made to the Deferred Compensation Plan. These matching contributions are optional at the Company’s discretion. The Company made cash contributions in 2008 and 2007 of $1.1 and 1.2 million, respectively, related to matches for the 2007 and 2006 plan years. The Company elected not to make any matching contributions related to the 2008 plan year.
The Company offers medical benefits to substantially all full-time employees through the use of both Company and employee contributions to third-party insurance providers. The Company is significantly self-insured for certain losses related to medical claims. The Company’s expense for these benefits totaled $4.4 million, $4.1 million and $8.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.
14. Commitments and Contingencies
Litigation
On November 6, 2007, the Company was sued for patent infringement by Anthurium Solutions, Inc. in the U.S. District Court for the Eastern District of Texas, alleging that the Company had infringed and continues to infringe United States Patent No. 7,031,998 through the Company’s use of its Clarity technology platform. The complaint also alleges claims against MedQuist Inc. and Arrendale Associates, Inc., and seeks injunctive relief and unspecified damages, including enhanced damages and attorneys’ fees. The Company timely filed its answer and a counterclaim seeking a declaratory judgment of non-infringement and invalidity. Although the Company currently believes these claims are without merit, the Company’s investigation of the claims is ongoing. The discovery phase of the litigation is ongoing, and the trial date is currently set for October 6, 2009. The Company plans to vigorously defend against the claim of infringement and pursue all available defenses.
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
Employment Agreements
The Company has employment agreements with certain members of senior management that provide for the payment to these persons of amounts equal to their applicable base salary, unpaid annual bonus and health insurance premiums over the applicable periods specified in their individual employment agreements in the event the employee’s employment is terminated without cause or certain other specified reasons. The maximum contingent liabilities, excluding any earned but unpaid amounts accrued in the accompanying consolidated financial statements, under these agreements are $1.6 million and $1.8 million at December 31, 2008 and 2007, respectively.
Tax Assessment
During the fourth quarter of 2006, SIPL received notification of a tax assessment resulting from a transfer pricing tax audit by Indian income tax authorities amounting to $1.7 million including penalties and interest, which was subsequently adjusted to $1.4 million, for the fiscal tax period ended March 31, 2004 (the “2004 Assessment”). In January 2007, the Company filed a formal appeal with the India Commissioner of Income Tax. Prior to resolution of the Company’s appeals process, the Indian income tax authorities have required the Company to make advance payments toward the 2004 Assessment of approximately $1.0 million. Any amounts paid by the Company related to the 2004 Assessment are subject to a claim by the Company for reimbursement against the HealthScribe acquisition escrow funds. Accordingly, the Company has recorded the advance payments as receivables from the escrow funds, which are reflected as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2008.
During the fourth quarter of 2008, SIPL received notification of a tax assessment from a transfer pricing tax audit by Indian income tax authorities amounting to $0.8 million including penalties and interest for the fiscal tax period ended March 31, 2005 (the “2005 Assessment”). In December 2008, the Company filed a formal appeal with the India Commissioner of Income Tax. Prior to resolution of the Company’s appeals process, the Company was required to provide a bank guarantee in January 2009 for $0.8 million, the full amount of the 2005 Assessment. Approximately $0.6 million of the 2005 assessment is subject to a claim for reimbursement against the HealthScribe acquisition escrow funds.

In the event that additional amounts are assessed to the Company related to transfer pricing disputes for the tax years under audit, the Company currently intends to file appeals for any such assessments as well. For periods prior to the Company’s acquisition of Healthscribe in December 2004, assessment amounts for these tax years also would be subject to a claim under the HealthScribe acquisition escrow agreement.
The Company intends to vigorously pursue all avenues with the Indian taxing authorities, legal and administrative agencies, and if necessary, the Indian courts to rescind the assessments. If the assessments were brought forward from March 31, 2005 through December 31, 2008, a reasonable estimate of additional liability could range from zero to $4.1 million, contingent upon the final outcome of the claim. Payment of such amounts would also result in potential credit adjustments to the Company’s U.S. federal tax returns. The Company currently believes that it is more likely than not that it will be successful in supporting its position relating to these assessments. Accordingly, in accordance with FIN No. 48, the Company has not recorded any accrual for contingent liabilities associated with the tax assessments as of December 31, 2008 or December 31, 2007.
15. Related Party Transactions
On October 3, 2008, Operations entered into an agreement for health information processing services with Community Health Systems Professional Services Corporation, an affiliate of CHS, to provide clinical documentation technology and services to certain of its affiliated hospitals. The initial term of the agreement is five years, and unless terminated in accordance with the terms of such agreement, will be automatically extended for additional successive one-year periods.
In connection with entering into the agreement for health information processing services, CHS became a minority owner in Spheris Holding III, the Company’s indirect parent. Additionally, Spheris Holding III issued warrants to CHS to purchase shares of common stock of Spheris Holding III upon the attainment of certain revenue milestones set forth in the warrants. Also in connection with entering into the agreement for health information processing services, CHS acquired the right to appoint two members to the Company’s board of directors. Simultaneous with the closing of the transaction, CHS appointed two of its senior executives to the Company’s board of directors, James W. Doucette and Martin G. Schweinhart, and Wayne T. Smith, Chairman, President and Chief Executive Officer of CHS, stepped down from the Company’s board of directors.
During 2008, the Company provided clinical documentation technology and services to CHS in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties. For the year ended December 31, 2008, the Company recognized $1.9 million of net revenues from this customer in the accompanying condensed consolidated statements of operations.
16. Restructuring Charges
During October 2008, the Company commenced a restructuring plan to effect changes in both the Company’s management structure and the nature and focus of operations. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company recognized $0.5 million in charges related to this restructuring plan which are reflected in the accompanying consolidated statement of operations for the year ended December 31, 2008. The related accrual for these charges is included in other current liabilities in the accompanying consolidated balance sheet as of December 31, 2008.
The following table sets forth the fiscal 2008 accrual activity relating to restructuring charges (in thousands):

Personnel
Balance at December 31, 2007	$—
Restructuring charges	484
Cash payments	—

Balance at December 31, 2008	$484

As a continuation of this plan, during January 2009, the Company eliminated a significant portion of its U.S-based administrative and corporate workforce and expects to incur up to $1.2 million of additional restructuring charges, including one-time termination benefits and other restructuring related charges. The Company’s estimates of future liabilities may change, requiring the Company to record additional restructuring charges or reduce the amount of liabilities recorded.

17. Information Concerning Guarantor and Non-Guarantor Subsidiaries
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
The following condensed consolidating schedules present financial information of Spheris, the Guarantors, and the Non-Guarantor as of December 31, 2008 and 2007 and for the years ended December 31, 2008 and 2007:
Consolidating Balance Sheet
(Amounts in Thousands)

	December 31, 2008
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Assets
Current assets
Unrestricted cash and cash equivalents	$1	$952	$2,309	$—	$3,262
Restricted cash	—	309	—	—	309
Accounts receivable, net of allowance	—	28,510	—	—	28,510
Intercompany receivables	—	141,074	6,309	(147,383)	—
Deferred taxes	—	—	372	—	372
Prepaid expenses and other current assets	—	2,854	1,576	—	4,430

Total current assets	1	173,699	10,566	(147,383)	36,883

Property and equipment, net	—	9,969	2,340	—	12,309
Internal-use software, net	—	1,586	—	—	1,586
Customer contracts, net	—	9	—	—	9
Goodwill	—	218,841	—	—	218,841
Investment in subsidiaries	305,285	—	—	(305,285)	—
Deferred Taxes	—	(257)	257		—
Other noncurrent assets	1,191	3,317	942	—	5,450

Total assets	$306,477	$407,164	$14,105	$(452,668)	$275,078

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$2,520	$373	$—	$2,893
Accrued wages and benefits	—	5,768	2,777	—	8,545
Intercompany payables	141,074	6,309	—	(147,383)	—
Current portion of long-term debt and lease obligations	—	683	—	—	683
Other current liabilities	573	3,367	1,387	—	5,327

Total current liabilities	141,647	18,647	4,537	(147,383)	17,448

Long-term debt and lease obligations, net of current portion	123,208	72,291	—	—	195,499
Deferred tax liabilities	—	300	—	—	300
Other long-term liabilities	—	5,710	—	—	5,710

Total liabilities	264,855	96,948	4,537	(147,383)	218,957

Stockholders’ equity	41,622	310,216	9,568	(305,285)	56,121

Total stockholders’ equity	41,622	310,216	9,568	(305,285)	56,121

Total liabilities and stockholders’ equity	$306,477	$407,164	$14,105	$(452,668)	$275,078

Consolidating Balance Sheet
(Amounts in Thousands)

	December 31, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Assets
Current assets
Unrestricted cash and cash equivalents	$5	$4,967	$2,223	$—	$7,195
Restricted cash	—	309	—	—	309
Accounts receivable, net of allowance	—	33,595	—	—	33,595
Intercompany receivables	66,500	119,394	7,303	(193,197)	—
Deferred taxes	—	3,386	—	—	3,386
Prepaid expenses and other current assets	—	2,467	1,993	—	4,460

Total current assets	66,505	164,118	11,519	(193,197)	48,945

Property and equipment, net	—	10,536	2,211	—	12,747
Internal-use software, net	—	1,932	—	—	1,932
Customer contracts, net	—	13,968	—	—	13,968
Goodwill	—	218,841	—	—	218,841
Investment in subsidiaries	305,285	—	—	(305,285)	—
Other noncurrent assets	1,412	1,528	749	—	3,689

Total assets	$373,202	$410,923	$14,479	$(498,482)	$300,122

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$3,858	$379	$—	$4,237
Accrued wages and benefits	—	14,082	4,048	—	18,130
Intercompany payables	119,394	73,803	—	(193,197)	—
Current portion of long-term debt and lease obligations	—	35	—	—	35
Other current liabilities	573	3,614	137	—	4,324

Total current liabilities	119,967	95,392	4,564	(193,197)	26,726
Long-term debt and lease obligations, net of current portion	122,878	68,883	—	—	191,761
Deferred tax liabilities	—	678	(586)	—	92
Other long-term liabilities	—	4,801	56	—	4,857

Total liabilities	242,845	169,754	4,034	(193,197)	223,436

Stockholders’ equity	130,357	241,169	10,445	(305,285)	76,686

Total stockholders’ equity	130,357	241,169	10,445	(305,285)	76,686

Total liabilities and stockholders’ equity	$373,202	$410,923	$14,479	$(498,482)	$300,122

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2008
Consolidating Statement of Operations
(Amounts in Thousands)

	For the Year Ended December 31, 2008
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated

Net revenues	$—	$182,843	$22,491	$(22,491)	$182,843

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	134,441	19,316	(22,491)	131,266
Marketing and selling expenses	—	2,790	—	—	2,790
General and administrative expenses	11	20,260	772	—	21,043
Depreciation and amortization	—	20,655	958	—	21,613
Restructuring charges	—	484	—	—	484

Total operating costs	11	178,630	21,046	(22,491)	177,196

Operating income (loss)	(11)	4,213	1,445	—	5,647

Interest expense, net	25,302	(6,157)	(41)	—	19,104
Other (income) expense	5,500	(3,689)	41	—	1,852

Net income (loss) before income taxes	(30,813)	14,059	1,445	—	(15,309)

Provision for (benefit from) income taxes	7,922	(4,466)	414	—	3,870

Net income (loss)	$(38,735)	$18,525	$1,031	$—	$(19,179)

Consolidating Statement of Operations
(Amounts in Thousands)

	For the Year Ended December 31, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated

Net revenues	$—	$200,392	$22,237	$(22,237)	$200,392

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	147,122	19,209	(22,237)	144,094
Marketing and selling expenses	—	4,781	—	—	4,781
General and administrative expenses	57	19,446	389	—	19,892
Depreciation and amortization	—	23,203	1,070	—	24,273

Total operating costs	57	194,552	20,668	(22,237)	193,040

Operating income (loss)	(57)	5,840	1,569	—	7,352

Loss on refinance of debt	1,828	—	—	—	1,828
Interest expense, net	18,540	2,645	(14)	—	21,171
Other (income) expense	(5,500)	6,512	558	—	1,570

Net income (loss) before income taxes	(14,925)	(3,317)	1,025	—	(17,217)

Provision for (benefit from) income taxes	(5,628)	(338)	110	—	(5,856)

Net income (loss)	$(9,297)	$(2,979)	$915	$—	$(11,361)

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2008
Consolidating Statement of Cash Flows
(Amounts in Thousands)

	For the Year Ended December 31, 2008
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$4,245	$(5,030)	$2,219	$—	$1,434

Net cash provided by (used in) operating activities	4,245	(5,030)	2,219	—	1,434

Cash flows from investing activities:
Purchases of property and equipment	—	(5,198)	(225)	—	(5,423)
Purchase of Vianeta, net of cash acquired	—	(873)	—	—	(873)

Net cash used in investing activities	—	(6,071)	(225)	—	(6,296)

Cash flows from financing activities:
Proceeds from debt	—	7,288	—	—	7,288
Payments on debt and capital leases	(4,249)	(202)	—	—	(4,451)
Debt issuance costs	—	—	—	—	-

Net cash provided by (used in) financing activities	(4,249)	7,086	—	—	2,837

Effect of exchange rate change on cash and cash equivalents	—	—	(1,908)	—	(1,908)

Net increase (decrease) in unrestricted cash and cash equivalents	(4)	(4,015)	86	—	(3,933)
Unrestricted cash and cash equivalents, at beginning of period	5	4,967	2,223	—	7,195

Unrestricted cash and cash equivalents, at end of period	$1	$952	$2,309	$—	$3,262

Consolidating Statement of Cash Flows
(Amounts in Thousands)

	For the Year Ended December 31, 2007
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$73,501	$(60,563)	$672	$—	$13,610

Net cash provided by (used in) operating activities	73,501	(60,563)	672	—	13,610

Cash flows from investing activities:
Purchases of property and equipment	—	(6,012)	(888)	—	(6,900)
Purchase of Vianeta, net of cash acquired	—	(1,547)	—	—	(1,547)

Net cash used in investing activities	—	(7,559)	(888)	—	(8,447)

Cash flows from financing activities:
Proceeds from debt	—	71,320	—	—	71,320
Payments on debt and capital leases	(73,500)	(2,566)	—	—	(76,066)
Debt issuance costs	—	(583)	—	—	(583)

Net cash provided by (used in) financing activities	(73,500)	68,171	—	—	(5,329)

Effect of exchange rate change on cash and cash equivalents	—	—	1,038	—	1,038

Net increase in unrestricted cash and cash equivalents	1	49	822	—	872
Unrestricted cash and cash equivalents, at beginning of period	4	4,918	1,401	—	6,323

Unrestricted cash and cash equivalents, at end of period	$5	$4,967	$2,223	$—	$7,195

Spheris Inc.
Notes to Consolidated Financial Statements
December 31, 2008
18. Selected Quarterly Financial Information (Unaudited)
The following table presents summarized unaudited quarterly results of operations for the years ended December 31, 2008 and 2007. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Net revenues	$49,270	$47,055	$44,749	$41,769
Depreciation and amortization	5,910	5,948	5,862	3,893
Operating income	(727)	519	1,174	4,681
Interest expense, net	4,930	4,768	4,681	4,725
Provision for (benefit from) income taxes	(2,188)	(1,645)	(1,736)	9,439
Net loss	(4,823)	(1,868)	(2,591)	(9,897)

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Net revenues	$52,347	$50,505	$48,943	$48,597
Depreciation and amortization	6,111	6,022	6,039	6,101
Operating income	2,126	2,453	1,546	1,227
Interest expense, net	5,434	5,419	5,280	5,038
Benefit from income taxes	(1,184)	(1,582)	(1,872)	(1,218)
Net loss	(2,149)	(1,838)	(3,541)	(3,833)