Form 10-Q
period 2009-03-31
Spheris Inc.
filed 2009-05-15
CIK 1355804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company.)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2009, 100%, or 10 shares of Spheris Inc.’s common stock outstanding was owned by Spheris Holding II, Inc., its sole stockholder.

SPHERIS INC.

QUARTERLY REPORT ON FORM 10-Q

Unless this Quarterly Report on Form 10-Q (this “Quarterly Report”) indicates otherwise or the context otherwise requires, the terms “we”, “us”, “our”, “Company” or “Spheris” as used in this Quarterly Report refer to Spheris Inc. and its subsidiaries as of March 31, 2009.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Spheris Inc.
Financial Statements
For the Quarterly Period Ended March 31, 2009

Spheris Inc.
Condensed Consolidated Balance Sheets
(Amounts in Thousands, Except Share Amounts)

	(Unaudited)
	March 31, 2009	December 31, 2008

Assets
Current assets
Unrestricted cash and cash equivalents	$9,929	$3,262
Restricted cash	1,197	309
Accounts receivable, net of allowance of $915 and $1,332, respectively	28,465	28,510
Deferred taxes	353	372
Prepaid expenses and other current assets	4,556	4,430

Total current assets	44,500	36,883

Property and equipment, net	11,848	12,309
Internal-use software, net	1,286	1,586
Goodwill	218,841	218,841
Other noncurrent assets	5,490	5,459

Total assets	$281,965	$275,078

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,928	$2,893
Accrued wages and benefits	10,432	8,545
Current portion of long-term debt and lease obligations	297	683
Other current liabilities	8,804	5,327

Total current liabilities	22,461	17,448

Long-term debt and lease obligations, net of current portion	197,998	195,499
Deferred tax liabilities	356	300
Other long-term liabilities	5,294	5,710

Total liabilities	226,109	218,957

Commitments and contingencies

Common stock, $0.01 par value, 100 shares authorized, 10 shares issued and outstanding	—	—
Other comprehensive loss	(2,563)	(1,344)
Contributed capital	111,727	111,680
Accumulated deficit	(53,308)	(54,215)

Total stockholders’ equity	55,856	56,121

Total liabilities and stockholders’ equity	$281,965	$275,078

See accompanying notes.

Spheris Inc.
Condensed Consolidated Statements of Operations
(Unaudited and Amounts in Thousands)

	Three Months ended March 31,
	2009	2008

Net revenues	$41,849	$49,270

Direct costs of revenues (exclusive of depreciation and amortization below)	28,574	36,422
Marketing and selling expenses	611	1,310
General and administrative expenses	5,628	6,355
Depreciation and amortization	1,772	5,910
Restructuring charges	689	—

Total operating costs	37,274	49,997

Operating income (loss)	4,575	(727)

Interest expense, net of income	4,370	4,930
Other (income) expense	(1,056)	1,354

Net income (loss) before income taxes	1,261	(7,011)

Provision for (benefit from) income taxes	354	(2,188)

Net income (loss)	$907	$(4,823)

See accompanying notes.

Spheris Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited and Amounts in Thousands)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$907	$(4,823)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,772	5,910
Amortization of acquired technology	—	162
Deferred taxes	75	(2,168)
Change in fair value of derivative financial instruments	(527)	1,255
Amortization of debt discounts and issuance costs	228	153
Other non-cash items	69	170
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	45	(876)
Prepaid expenses and other current assets	(1,014)	(846)
Accounts payable	141	(713)
Accrued wages and benefits	1,887	(4,185)
Other current liabilities	3,467	4,176
Other noncurrent assets and liabilities	(111)	(386)

Net cash provided by (used in) operating activities	6,939	(2,171)

Cash flows from investing activities:
Purchases of property and equipment	(868)	(1,272)
Purchase and development of internal-use software	(156)	(165)

Net cash used in investing activities	(1,024)	(1,437)

Cash flows from financing activities:
Proceeds from debt	2,500	—
Payments on debt and lease obligations	(529)	(16)

Net cash provided by (used in) financing activities	1,971	(16)

Effect of exchange rate change on cash and cash equivalents	(1,219)	162

Net increase (decrease) in unrestricted cash and cash equivalents	6,667	(3,462)
Unrestricted cash and cash equivalents, at beginning of period	3,262	7,195

Unrestricted cash and cash equivalents, at end of period	$9,929	$3,733

See accompanying notes.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
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
Spheris and its direct or indirect wholly-owned subsidiaries: Operations, Spheris Leasing LLC, Spheris Canada Inc., Spheris, India Private Limited (“SIPL”) and Vianeta (sometimes referred to collectively as the “Company”), provide clinical documentation technology and services to health systems, hospitals and group medical practices located throughout the United States. The Company receives medical dictation in digital format from subscribing physicians, converts the dictation into text format, stores specific data elements from the records, then transmits the completed medical record to the originating physician in the prescribed format. As of March 31, 2009, the Company employed approximately 4,500 skilled medical language specialists (“MLS”) in the U.S. and India. More than 2,000 of these MLS work out of the Company’s facilities in India, making the Company one of the largest global providers of clinical documentation technology and services.
Reporting Unit and Principles of Condensed Consolidation
Prior to its acquisition by certain institutional investors in November 2004 (the “November 2004 Recapitalization”), Spheris was a wholly-owned subsidiary of Holdings. Subsequent to the November 2004 Recapitalization, Spheris became a wholly-owned subsidiary of Spheris Holding II, Inc. (“Spheris Holding II”), and an indirect wholly-owned subsidiary of Spheris Holding III, Inc. (“Spheris Holding III”), an entity owned by affiliates of Warburg Pincus LLC and TowerBrook Capital Partners LLC (together, the “Parent Investors”), CHS/Community Health Systems, Inc. (“CHS”), and indirectly by certain members of Spheris’ management team.
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
Additionally, the accompanying interim condensed consolidated financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in year-end financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”).

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
Recently Adopted Accounting Pronouncements
SFAS No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities, except those that are measured at fair value in the financial statements on a nonrecurring basis. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis. Effective January 1, 2009, the Company adopted without material impact on its condensed consolidated financial statements the provisions of SFAS No. 157 related to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include the following items: nonfinancial assets and liabilities measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment testing, nonfinancial long-lived assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and nonfinancial assets and liabilities initially measured at fair value pursuant to business combinations.
SFAS No. 141(R) and FSP FAS 141(R)-1. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the current purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting, as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in a business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”. SFAS No. 141(R) and FSP FAS 141(R)-1 became effective for the Company beginning January 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.
SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that earnings or losses attributed to noncontrolling interests be reported as part of consolidated earnings rather than as a separate component of income or expense. SFAS No. 160 became effective for the Company on January 1, 2009. As all of the Company’s subsidiaries are wholly-owned, the adoption of SFAS No. 160 did not have a material impact on the Company’s results of operations or financial position.
SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within the derivative instruments. SFAS No. 161 requires disclosure of the amounts and location of derivative instruments included in an entity’s financial statements, as well as the accounting treatment of such instruments under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), and the impact that hedges have on an entity’s financial position, financial performance and cash flows. The Company adopted the provisions of SFAS No. 161 effective January 1, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS No. 161 did not affect the presentation of the Company’s results of operations or financial position. See “Fair Value of Financial Instruments” below for the Company’s disclosures about its derivative financial instruments.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
Recently Issued Accounting Pronouncements Not Yet Adopted
FSP FAS 107-1 and APB 28-1. In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 29-1”), which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”. FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of Statement 107 held by publicly traded companies, as defined by Opinion 28, and requires disclosures at interim reporting periods to provide qualitative and quantitative information about such financial instruments. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. Early adoption is permitted for interim and annual periods ending after March 15, 2009, subject to the early adoption of FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The Company has not yet fully evaluated the impact, if any, that the implementation of FSP FAS 107-1 and APB 28-1 will have on its results of operations or financial position.
Fair Value of Financial Instruments
The Company adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments. SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following three levels:
•	Level 1 — observable inputs such as quoted prices in active markets.

•	Level 2 — inputs other than quoted prices in active markets that are either directly or indirectly observable.

•	Level 3 — unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
As of March 31, 2009, the Company held certain financial instruments that are required to be measured at fair value on a recurring basis. These included the Company’s Senior Subordinated Notes (as defined in Note 3) as well as derivative financial instruments utilized by the Company to mitigate risks related to interest rates and foreign currency exchange rates.
The Company determines the fair value of its Senior Subordinated Notes through quoted prices in active markets. As a result, the Company has determined that its valuation of its Senior Subordinated Notes is classified in Level 1 of the fair value hierarchy. The Company’s Senior Subordinated Notes had a quoted market value of $46.3 million and $37.5 million at March 31, 2009 and December 31, 2008, respectively.
The Company utilizes derivative financial instruments to reduce interest rate risks and to manage risk exposure to foreign currency changes. The Company records these derivatives in accordance with the provisions of SFAS No. 133, which established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.
The Company has entered into certain interest rate management agreements with a single counterparty to reduce its exposure to fluctuations in market interest rates under its senior secured credit facilities. An event of default under the Company’s senior credit facility agreement would create an event of default under these interest rate management agreements, which may cause amounts due under these agreements to become immediately due and payable. The Company’s accounting for these derivative financial instruments did not meet the hedge accounting criteria under SFAS No. 133 and related interpretations. Accordingly, changes in fair value were included as a component of other (income) expense in the accompanying condensed consolidated statements of operations.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
The fair value of these interest rate management agreements is determined using valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis considers the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of these interest derivatives are determined using the methodology of discounting the future expected cash flows on the instrument. The interest rates used in the calculation of projected cash flows are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements.
Although the Company has determined that the majority of the inputs used to value its interest derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest derivatives. As a result, the Company has determined that its valuations for the interest derivatives in their entirety are classified in Level 2 of the fair value hierarchy.
Payments to SIPL are denominated in U.S. dollars. In order to hedge against fluctuations in exchange rates, SIPL maintains a portfolio of forward currency exchange contracts, which are transacted with a single counterparty. The Company’s accounting for these derivative financial instruments did not meet the hedge accounting criteria under SFAS No. 133 and related interpretations. Changes in fair value were included as a component of other (income) expense in the accompanying condensed consolidated statements of operations.
The Company determines the fair value of its foreign currency exchange contracts utilizing inputs for similar or identical assets or liabilities that are either readily available in public markets, can be derived from information available in publicly quoted markets or are quoted by counterparties to these contracts. The future value of each contract out to its maturity is calculated using observable market data, such as the foreign currency exchange rate forward curve. The present value of each contract is then determined by using discount factors based on the forward curve for the more liquid currency. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements.
Although the Company has determined that the majority of the inputs used to value its foreign currency exchange contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the Company has determined that its valuations for the foreign currency exchange contracts in their entirety are classified in Level 2 of the fair value hierarchy.
The Company’s derivative financial instruments measured at fair value on a recurring basis and recorded in the accompanying condensed consolidated balance sheets were as follows:

	Classification in the
	Condensed Consolidated		December 31,
	Balance Sheets	March 31, 2009	2008
Interest rate management agreements	Other current liabilities	$329	$106
	Other long-term liabilities	1,928	2,360

	Total	$2,257	$2,466

Foreign currency exchange contracts	Other current liabilities	$698	$1,016

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
The gains (losses) from changes in fair value of the Company’s derivative financial instruments, as recorded in the accompanying condensed consolidated statements of operations, were as follows:

	Location of (Gain) Loss	Three Months Ended March 31,
	Recognized	2009	2008
Interest rate management agreements	Other (income) expense	$(209)	$1,144
Foreign currency exchange contracts	Other (income) expense	(318)	111

Total		$(527)	$1,255

2. Other Comprehensive Loss
Other comprehensive loss was as follows:

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$907	$(4,823)
Foreign currency translation (loss) gain	(1,219)	162

Other comprehensive loss	$(312)	$(4,661)

3. Debt
Outstanding debt obligations of the Company at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008
2007 Senior Credit Facility, net of discount, with principal due at maturity on July 17, 2012; interest payable periodically at variable rates. The weighted average interest rate was 3.9% at March 31, 2009	$74,386	$72,290
11.0% Senior Subordinated Notes, net of discount, with principal due at maturity in December 2012; interest payable semi-annually in June and December	123,297	123,208
Financed lease obligations	612	684

	198,295	196,182
Less: Current portion of long-term debt and financed lease obligations	(297)	(683)

Long-term debt and financed lease obligations, net of current portion	$197,998	$195,499

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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
As of March 31, 2009, the Company had $5.7 million outstanding under the revolver portion of the 2007 Senior Credit Facility. As a result, the Company’s total remaining capacity for borrowings under the 2007 Senior Credit Facility was $19.3 million as of March 31, 2009. Capacity for borrowings may be limited in the future based on financial covenants described in the 2007 Senior Credit Facility.
All unpaid principal amounts under the 2007 Senior Credit Facility are due at maturity on July 17, 2012. Additionally, the Company is required to perform annual excess cash flow calculations, as defined in the 2007 Senior Credit Facility, and to remit any applicable amounts to reduce the outstanding term loan balance. Based on the annual excess cash flow calculation for the year ended December 31, 2008, the Company remitted $0.4 million to pay down its debt balances following delivery of its year-end covenant compliance certificates. As a result, the Company classified this $0.4 million as a current portion of outstanding debt as of December 31, 2008. Interest payments under the 2007 Senior Credit Facility are due monthly or at other intervals not to exceed every three months, depending on the interest elections made by the Company. At March 31, 2009, there were no outstanding interest payments due under the 2007 Senior Credit Facility.
Under the 2007 Senior Credit Facility, Operations is the borrower. The 2007 Senior Credit Facility is secured by substantially all of the Company’s assets and is guaranteed by Spheris, Spheris Holding II and all of Operations’ subsidiaries, except SIPL. The 2007 Senior Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 2007 Senior Credit Facility also contains customary events of default, the occurrence of which could allow the collateral agent to declare any outstanding amounts to be immediately due and payable. The financial covenants contained in the 2007 Senior Credit Facility include (a) a maximum leverage test, (b) a minimum fixed charge coverage test and (c) a minimum earnings before interest, taxes, depreciation and amortization requirement, among others. Based on current operating results, the Company believes that covenant (c) will be the most challenging covenant to meet in future periods. These financial covenants will become more restrictive over time.
Future drawings under the 2007 Senior Credit Facility will be available only if, among other things, the Company is in compliance with the financial covenants and other conditions required under the 2007 Senior Credit Facility. The 2007 Senior Credit Facility also contains provisions that provide for the Company’s utilization of equity cures in the event of default. These cures may not be utilized more than twice in any calendar year, may not exceed $5.0 million per occasion, and the Company must have at least $7.5 million in availability following the cure. The Company has commitments to fund a cure, if any are needed, related to covenant filings for the 2009 fiscal year. The Company believes it was in compliance with the financial covenants in the 2007 Senior Credit Facility as of March 31, 2009. Although the Company believes that it will be able to maintain continued compliance with its financial covenants, there can be no assurance that the Company will remain in compliance with the financial covenants for future periods or that, if the Company defaults under any of its covenants, the Company will be able to obtain waivers or amendments that will allow the Company to operate its business in accordance with its plans.
In connection with the borrowings under the 2007 Senior Credit Facility, the Company incurred $0.6 million and $1.1 million in debt issuance costs and debt discounts, respectively. These costs are being amortized as additional interest expense over the term of the debt. The balance of the issuance costs at March 31, 2009 of $0.4 million, net of accumulated amortization, was reflected in other noncurrent assets in the accompanying condensed consolidated balance sheet. The debt discount at March 31, 2009 of $0.9 million was reflected as a reduction in the carrying amount of the debt under the 2007 Senior Credit Facility.
Senior Subordinated Notes
In December 2004, the Company issued $125.0 million of 11% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at a fixed rate of 11.0% per annum. Interest is payable in semi-annual installments through maturity on December 15, 2012.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
The Company incurred $1.9 million and $2.9 million in debt issuance costs and debt discounts, respectively, in connection with the Senior Subordinated Notes. These costs are being amortized as additional interest expense over the term of the Senior Subordinated Notes. The remaining balance of the issuance costs at March 31, 2009 of $1.1 million, net of accumulated amortization, was reflected in other noncurrent assets in the Company’s condensed consolidated balance sheet. The remaining debt discount at March 31, 2009 of $1.7 million was reflected as a reduction in the carrying amount of the Senior Subordinated Notes.
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
4. Stockholders’ Equity
Subsequent to the November 2004 Recapitalization, Spheris Holding III approved the establishment of the Spheris Holding III, Inc. Stock Incentive Plan (the “Plan”) for issuance of common stock to employees, non-employee directors and other designated persons providing substantial services to the Company. As of March 31, 2009, 15.6 million shares have been authorized for issuance under the Plan. Shares are subject to restricted stock and stock option agreements and typically vest over a three or four-year period. As of March 31, 2009, an aggregate of 12.1 million shares of restricted stock and 2.3 million stock options were issued and outstanding under the Plan. Additionally, 0.1 million shares of Series A convertible preferred restricted stock have been issued by Spheris Holding III to the Company’s board members for services rendered. As these shares were issued for services to be provided to the Company, compensation expense of $0.1 million was reflected in general and administrative expenses in the accompanying condensed consolidated statements of operations for both the three months ended March 31, 2009 and 2008.
During October 2008, the Company entered into an agreement for health information processing services with Community Health Systems Professional Services Corporation, an affiliate of CHS, to provide clinical documentation technology and services to certain of its affiliated hospitals. In connection with entering into the agreement for health information processing services, Spheris Holding III issued warrants to CHS to purchase 14.3 million shares of common stock of Spheris Holding III upon the attainment of certain revenue milestones set forth in the warrants. Since the warrants were issued by Spheris Holding III in order to induce sales by the Company, the costs of the warrants subject to vesting are recognized over the period in which the revenue is earned and are reflected as a reduction of revenue. Accordingly, $8,000 of such costs is reflected as a reduction to net revenues in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2009.
5. Income Taxes
Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 generally requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. In accordance with the provisions of SFAS No. 109, the Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance decreased by $0.2 million in the three months ended March 31, 2009 and $0.1 million in the three months ended March 31, 2008. As of March 31, 2009, the Company’s valuation allowance that is reflected as a reduction to the carrying value of its net deferred tax balances was $43.2 million.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
In the United States, the Company currently benefits from federal and state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforwards available to reduce future taxable income were $103.6 million and $104.5 million at March 31, 2009 and December 31, 2008, respectively, and began to expire in 2007. State net operating loss carryforwards at March 31, 2009 and December 31, 2008 were $66.2 million and $67.3 million, respectively, and began to expire in 2005. The majority of these federal and state net operating loss carryforwards are restricted due to limitations associated with ownership change, and as such, are fully reserved to reduce the amount that is more likely than not to be realized. In addition, the Company has alternative minimum tax credits which do not have an expiration date and certain other federal tax credits that will begin to expire in 2014.
The Company recognized income tax expense of $0.4 million during the three months ended March 31, 2009, as compared to an income tax benefit of $2.2 million during the three months ended March 31, 2008. The change in the total effective tax rate for the three months ended March 31, 2009 as compared to the prior year period resulted primarily from the timing of the deduction for transaction related expenses and changes in valuation allowance amounts on the Company’s net deferred tax assets.
Spheris Holding III and related subsidiaries (the “filing group members”) file their U.S. federal and certain state income tax returns on a consolidated, unitary, combined or similar basis. To accurately reflect each filing group member’s share of consolidated tax liabilities on separate company books and records, on November 5, 2004, Spheris Holding III and each of its subsidiaries entered into a tax sharing agreement. Under the terms of the tax sharing agreement, each subsidiary of Spheris Holding III is obligated to make payments to Spheris Holding III equal to the amount of the federal and state income taxes that its subsidiaries would have owed if such subsidiaries did not file federal and state income tax returns on a consolidated, unitary, combined or similar basis. Likewise, Spheris Holding III may make payments to subsidiaries if it benefits from the use of a subsidiary loss or other tax benefit. The tax sharing agreement allows each subsidiary to bear its respective tax burden (or enjoy use of a tax benefit, such as a net operating loss) as if its return was prepared on a stand-alone basis. To date, no amounts have been paid under this agreement.
Operations pays certain franchise tax obligations on behalf of Spheris Holding III. Approximately $0.6 million of payments by Operations related to these taxes is reflected as a receivable due from affiliate and included as a component of prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of March 31, 2009.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”), effective January 1, 2007. The Company has analyzed filing positions for all federal, state and international jurisdictions for all open tax years where it is required to file income tax returns. Although the Company files tax returns in every jurisdiction in which it has a legal obligation to do so, it has identified the following as “major” tax jurisdictions, as defined in FIN No. 48: Tennessee, Michigan and Texas, as well as India. Within these major jurisdictions, the Company has tax examinations in progress related to transfer pricing rates for its Indian facilities, as discussed in Note 6, as well as significant federal and state net operating loss carryovers, for which the earliest open tax year is 1996. Based on the facts of these examinations, the Company believes that it is more likely than not that it will be successful in supporting its current positions related to the applicable filings. The Company believes that all income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments resulting in a material adverse impact on the Company’s financial condition, results of operations or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
6. Commitments and Contingencies
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
Employment Agreements
The Company has employment agreements with certain members of senior management that provide for the payment to these persons of amounts equal to the applicable base salary, unpaid annual bonus and health insurance premiums over the applicable periods specified in their individual employment agreements in the event the employee’s employment is terminated without cause or for certain other specified reasons. The maximum contingent liabilities, excluding any earned but unpaid bonuses accrued in the Company’s condensed consolidated financial statements, under these agreements were $1.5 million and $1.6 million at March 31, 2009 and December 31, 2008, respectively.
Tax Assessment
SIPL has received notification of a tax assessment resulting from a transfer pricing tax audit by Indian income tax authorities amounting to 52.2 million Rupees (approximately $1.0 million), including penalties and interest, for the fiscal tax period ended March 31, 2004 (the “2004 Assessment”). In January 2007, the Company filed a formal appeal with the India Commissioner of Income Tax. Prior to resolution of the Company’s appeals process, the Indian income tax authorities have required the Company to make advance payments toward the 2004 Assessment of approximately $0.8 million. Any amounts paid by the Company related to the 2004 Assessment are subject to a claim by the Company for reimbursement against the HealthScribe acquisition escrow funds. Accordingly, the Company has recorded the advance payments as receivables from the escrow funds, which are reflected as a component of prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of March 31, 2009.
During the fourth quarter of 2008, SIPL received notification of a tax assessment from a transfer pricing tax audit by Indian income tax authorities amounting to 40.6 million Rupees (approximately $0.8 million), including penalties and interest, for the fiscal tax period ended March 31, 2005 (the “2005 Assessment”). In December 2008, the Company filed a formal appeal with the India Commissioner of Income Tax. Prior to resolution of the Company’s appeals process, the Company was required to provide a bank guarantee in January 2009 for the full amount of the 2005 Assessment. The guarantee amount is classified in restricted cash in the accompanying condensed consolidated balance sheet as of March 31, 2009. Approximately $0.6 million of the 2005 assessment is subject to a claim for reimbursement against the HealthScribe acquisition escrow funds.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
The Company intends to vigorously pursue all avenues with the Indian taxing authorities, legal and administrative agencies, and if necessary, the Indian courts to rescind the assessments. If the assessments were brought forward from March 31, 2005 through March 31, 2009, a reasonable estimate of additional liability could range from zero to $4.1 million, contingent upon the final outcome of the claim. Payment of such amounts would also result in potential credit adjustments to the Company’s U.S. federal tax returns. The Company currently believes that it is more likely than not that it will be successful in supporting its position relating to these assessments. Accordingly, in accordance with FIN No. 48, the Company has not recorded any accrual for contingent liabilities associated with the tax assessments as of March 31, 2009 or December 31, 2008.
7. Related Party Transactions
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
During both the three months ended March 31, 2009 and 2008, the Company provided clinical documentation technology and services to CHS in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties. The Company recognized net revenues from this customer of $1.4 million and $0.4 million during the three months ended March 31, 2009 and 2008, respectively, in the accompanying condensed consolidated statements of operations.
8. Restructuring Charges
During October 2008, the Company commenced a restructuring plan to effect changes in both the Company’s management structure and the nature and focus of operations. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company initially recognized $0.5 million in charges related to this restructuring plan during the fourth quarter of 2008. As a continuation of this plan, during January 2009, the Company eliminated a significant portion of its U.S-based administrative and corporate workforce, recognizing an additional $0.7 million in restructuring charges, which were reflected in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2009.
The following table sets forth the activity for accrued restructuring charges, included in other current liabilities in the accompanying condensed consolidated balance sheets:

Personnel
Balance at December 31, 2008	$484
Restructuring charges	689
Cash payments	(438)

Balance at March 31, 2009	$735

During 2009, the Company expects to incur up to $0.5 million of additional restructuring charges, including one-time termination benefits and other restructuring related charges. The Company’s estimates of future liabilities may change, requiring the Company to record additional restructuring charges or reduce the amount of liabilities recorded.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
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
The following unaudited condensed consolidating schedules present condensed financial information of Spheris, the Guarantors and the Non-Guarantor as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008:
Condensed Consolidating Balance Sheet
(Unaudited and Amounts in Thousands)

	March 31, 2009
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Assets
Current assets
Unrestricted cash and cash equivalents	$5	$7,985	$1,939	$—	$9,929
Restricted cash	—	309	888	—	1,197
Accounts receivable, net of allowance	—	28,465	—	—	28,465
Intercompany receivables	—	139,899	5,980	(145,879)	—
Deferred taxes	—	—	353	—	353
Prepaid expenses and other current assets	—	3,337	1,219	—	4,556

Total current assets	5	179,995	10,379	(145,879)	44,500

Property and equipment, net	—	9,653	2,195	—	11,848
Internal-use software, net	—	1,286	—	—	1,286
Goodwill	—	218,841	—	—	218,841
Investment in subsidiaries	305,285	—	—	(305,285)	—
Other noncurrent assets	1,132	3,461	897	—	5,490

Total assets	$306,422	$413,236	$13,471	$(451,164)	$281,965

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$2,666	$262	$—	$2,928
Accrued wages and benefits	—	7,749	2,683	—	10,432
Intercompany payables	139,899	5,980	—	(145,879)	—
Current portion of long-term debt and lease obligations	—	297	—	—	297
Other current liabilities	4,010	3,831	963	—	8,804

Total current liabilities	143,909	20,523	3,908	(145,879)	22,461

Long-term debt and lease obligations, net of current portion	123,297	74,701	—	—	197,998
Deferred tax liabilities	—	619	(263)	—	356
Other long-term liabilities	—	5,294	—	—	5,294

Total liabilities	267,206	101,137	3,645	(145,879)	226,109

Stockholders’ equity	39,216	312,099	9,826	(305,285)	55,856

Total stockholders’ equity	39,216	312,099	9,826	(305,285)	55,856

Total liabilities and stockholders’ equity	$306,422	$413,236	$13,471	$(451,164)	$281,965

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
Condensed Consolidating Balance Sheet
(Amounts in Thousands)

	December 31, 2008
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Assets
Current assets
Unrestricted cash and cash equivalents	$1	$952	$2,309	$—	$3,262
Restricted cash	—	309	—	—	309
Accounts receivable, net of allowance	—	28,510	—	—	28,510
Intercompany receivables	—	141,074	6,309	(147,383)	—
Deferred taxes	—	—	372	—	372
Prepaid expenses and other current assets	—	2,854	1,576	—	4,430

Total current assets	1	173,699	10,566	(147,383)	36,883

Property and equipment, net	—	9,969	2,340	—	12,309
Internal-use software, net	—	1,586	—	—	1,586
Goodwill	—	218,841	—	—	218,841
Investment in subsidiaries	305,285	—	—	(305,285)	—
Deferred taxes	—	(257)	257		—
Other noncurrent assets	1,191	3,326	942	—	5,459

Total assets	$306,477	$407,164	$14,105	$(452,668)	$275,078

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$2,520	$373	$—	$2,893
Accrued wages and benefits	—	5,768	2,777	—	8,545
Intercompany payables	141,074	6,309	—	(147,383)	—
Current portion of long-term debt and lease obligations	—	683	—	—	683
Other current liabilities	573	3,367	1,387	—	5,327

Total current liabilities	141,647	18,647	4,537	(147,383)	17,448

Long-term debt and lease obligations, net of current portion	123,208	72,291	—	—	195,499
Deferred tax liabilities	—	300	—	—	300
Other long-term liabilities	—	5,710	—	—	5,710

Total liabilities	264,855	96,948	4,537	(147,383)	218,957

Stockholders’ equity	41,622	310,216	9,568	(305,285)	56,121

Total stockholders’ equity	41,622	310,216	9,568	(305,285)	56,121

Total liabilities and stockholders’ equity	$306,477	$407,164	$14,105	$(452,668)	$275,078

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Three Months Ended March 31, 2009
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated

Net revenues	$—	$41,849	$5,441	$(5,441)	$41,849

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	30,010	4,005	(5,441)	28,574
Marketing and selling expenses	—	611	—	—	611
General and administrative expenses	8	5,464	156	—	5,628
Depreciation and amortization	—	1,601	171	—	1,772
Restructuring charges	—	689	—	—	689

Total operating costs	8	38,375	4,332	(5,441)	37,274

Operating income (loss)	(8)	3,474	1,109	—	4,575

Interest expense, net of income	3,585	797	(12)	—	4,370
Other income	—	(100)	(956)	—	(1,056)

Net income (loss) before income taxes	(3,593)	2,777	2,077	—	1,261

Provision for (benefit from) income taxes	(1,187)	941	600	—	354

Net income (loss)	$(2,406)	$1,836	$1,477	$—	$907

Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Three Months Ended March 31, 2008
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated

Net revenues	$—	$49,270	$5,905	$(5,905)	$49,270

Operating expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	36,987	5,340	(5,905)	36,422
Marketing and selling expenses	—	1,310	—	—	1,310
General and administrative expenses	1	6,140	214	—	6,355
Depreciation and amortization	—	5,605	305	—	5,910

Total operating costs	1	50,042	5,859	(5,905)	49,997

Operating income (loss)	(1)	(772)	46	—	(727)

Interest expense, net of income	14,609	(9,672)	(7)	—	4,930
Other (income) expense	5,500	(4,380)	234	—	1,354

Net income (loss) before income taxes	(20,110)	13,280	(181)	—	(7,011)

Provision for (benefit from) income taxes	(6,981)	4,909	(116)	—	(2,188)

Net income (loss)	$(13,129)	$8,371	$(65)	$—	$(4,823)

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
Condensed Consolidating Statement of Cash Flows
(Unaudited and Amounts in Thousands)

	For the Three Months Ended March 31, 2009
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$4	$6,046	$889	$—	$6,939

Net cash provided by operating activities	4	6,046	889	—	6,939

Cash flows from investing activities:
Purchases of property and equipment	—	(828)	(40)	—	(868)
Purchase and development of internal-use software	—	(156)	—	—	(156)

Net cash used in investing activities	—	(984)	(40)	—	(1,024)

Cash flows from financing activities:
Proceeds from debt	—	2,500	—	—	2,500
Payments on debt and lease obligations	—	(529)	—	—	(529)

Net cash provided by financing activities	—	1,971	—	—	1,971

Effect of exchange rate change on cash and cash equivalents	—	—	(1,219)	—	(1,219)

Net increase (decrease) in unrestricted cash and cash equivalents	4	7,033	(370)	—	6,667
Unrestricted cash and cash equivalents, at beginning of period	1	952	2,309	—	3,262

Unrestricted cash and cash equivalents, at end of period	$5	$7,985	$1,939	$—	$9,929

Condensed Consolidating Statement of Cash Flows
(Unaudited and Amounts in Thousands)

	For the Three Months Ended March 31, 2008
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(1)	$(2,397)	$227	$—	$(2,171)

Net cash (used in) provided by operating activities	(1)	(2,397)	227	—	(2,171)

Cash flows from investing activities:
Purchases of property and equipment	—	(1,056)	(216)	—	(1,272)
Purchase and development of internal-use software	—	(165)	—	—	(165)

Net cash used in investing activities	—	(1,221)	(216)	—	(1,437)

Cash flows from financing activities:
Payments on debt and lease obligations	—	(16)	—	—	(16)

Net cash used in financing activities	—	(16)	—	—	(16)

Effect of exchange rate change on cash and cash equivalents	—	—	162	—	162

Net (decrease) increase in unrestricted cash and cash equivalents	(1)	(3,634)	173	—	(3,462)
Unrestricted cash and cash equivalents, at beginning of period	5	4,967	2,223	—	7,195

Unrestricted cash and cash equivalents, at end of period	$4	$1,333	$2,396	$—	$3,733

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this document. Data for the three months ended March 31, 2009 and 2008 has been derived from our unaudited condensed consolidated financial statements.
FORWARD LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, those statements including the words “expects”, “intends”, “believes”, “may”, “will”, “should”, “continue” and similar language or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the following in addition to those discussed elsewhere in this Quarterly Report:
•	the effect our substantial indebtedness has on our ability to raise additional capital to fund our business, to react to changes in the economy or our business and to fulfill our obligations under our indebtedness, including our ability to meet financial covenants and other conditions of our senior secured credit facility and indenture governing our senior subordinated notes;

•	the effect of interest rate fluctuations on our variable rate debt;

•	restrictions on our operations under our senior secured credit facility and indenture governing our senior subordinated notes;

•	our ability to fulfill our repayment and repurchase obligations under our senior secured credit facility and the indenture governing our senior subordinated notes in the event of a change of control;

•	the recent global economic and financial market crisis has had and may continue to have a negative impact on our business and results of operations;

•	capital markets are currently experiencing a period of dislocation and instability, which has had and could continue to have a negative impact on our business and results of operations;

•	our history of losses and accumulated deficit;

•	our ability to effectively manage our global production capacity, including our ability to recruit, train and retain qualified medical language specialists (“MLS”) and maintain high standards of quality service in our operations;

•	our ability to support existing technologies as well as integrate new technology into our clinical documentation platforms to improve our production capabilities and expand the breadth of our technology and service offerings;

•	our ability to maintain our competitive position against current and future competitors, including our ability to gain new business with acceptable operating margins and on-going price pressures related to our technology and services and the healthcare markets in general;

•	the reluctance of potential customers to outsource or change providers of their clinical documentation technology and services and its impact on our ability to attract new customers and increase revenues;

•	financial and operational risks inherent in our global operations, including foreign currency exchange rate fluctuations and transfer pricing laws between the United States and India;

•	our ability to attract, hire or retain technical and managerial personnel necessary to develop and implement technology and services to our customers;

•	the effect on our business if we incur additional debt and assume contingent liabilities and expenses in connection with future acquisitions or if we cannot effectively integrate newly acquired operations;

•	our ability to adequately protect our intellectual property rights, including our proprietary technology and the intellectual property we license from third parties;

•	our ability to comply with extensive laws and government regulations applicable to us and our customers and our contractual obligations, including those relating to the Health Insurance Portability and Accountability Act (“HIPAA”), and industry scrutiny of billing practices relating to the counting of transcription lines that has been the subject of controversy in the clinical documentation industry;

•	proposed legislation and possible negative publicity limiting the use of our global service capabilities;

•	our intangible assets, which have significant carrying values, may never generate the returns we expect; and

•	the effect on our business, including potential operational limitations and conflicts of interest, caused by Warburg Pincus LLC’s control of us and the right of our Parent Investors and CHS to designate certain members of our board of directors and make decisions concerning our business and operations.

Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in “Risk Factors” disclosed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2009 and in other reports we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report and in our Annual Report.
OVERVIEW
We are a leading global provider of clinical documentation technology and services to health systems, hospitals and group medical practices throughout the United States, with significant scale in a highly fragmented clinical documentation marketplace. As of March 31, 2009, we employed approximately 4,500 skilled MLS in the U.S. and India. More than 2,000 of these MLS work out of our three facilities in India, making us one of the largest global providers of clinical documentation technology and services in the industry. We provide quality, value-added clinical documentation technology and service solutions with flexible dictation options for our physician clients, flexible data review options for hospital administrators and well managed work flow and protocols through our proprietary MLS workstation software and integrated clinical documentation platforms.
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
We utilize leading technologies to support our clinical documentation technology and services. Our systems have the capability to capture, store and manage voice dictation, digitize voice dictation and deliver electronically formatted records via print, facsimile, secure internet portal and direct interface with a customer’s HIM system. We also utilize encryption and security systems that assist our customers and us with compliance with privacy and security standards, such as HIPAA, and the protection of the confidentiality of medical records.
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
Selling, General and Administrative Expenses. Selling expenses include sales and marketing expenses associated with our sales personnel and marketing department. General and administrative expenses represent costs associated with our senior management team, back office support and other non-operating departments. Additionally, general and administrative expenses include costs associated with the research and development of our software products.
Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation and amortization of intangibles considered to have finite lives.
Interest Expense. Interest expense primarily relates to interest paid on outstanding debt balances and financed lease obligations.
Executive Summary
Our long-term strategy is to be the leading supplier of clinical documentation services by utilizing state of the art technology and our global workforce to optimize workflow, improve customer efficiencies and reduce costs. The increased demand for electronic health records, shorter turnaround times and on-going pricing pressures related to our products and services and the healthcare markets in general continue to place additional pressure on the clinical documentation industry. Additionally, the clinical documentation industry, as a whole, continues to be challenged by on-going issues related to a shortage of qualified MLS, as well as challenges of adapting and integrating new technology into clinical documentation service offerings to improve production capabilities and expand the breadth of products and services offered.
We experienced a challenging year during 2008 due largely to market challenges and internal strategic changes. However, we have already begun to realize positive results from several of the more significant changes that we made during the last quarter of 2008, including the signing of the largest customer contract in our history and a restructuring of our management team. We believe these changes, as well as the continued global and technology investments we have made since 2004 have positioned us well to succeed in coming periods.

During October 2008, we commenced a restructuring plan to effect changes in both our management structure and the nature and focus of our operations. Pursuant to this plan, we recognized $0.5 million of restructuring charges during the fourth quarter of 2008. As a continuation of this plan, during January 2009, we eliminated a significant portion of our U.S-based administrative and corporate workforce, resulting in the recognition of $0.7 million of restructuring charges during the first quarter of 2009. We expect to incur additional restructuring charges, including one-time termination benefits and other restructuring related charges, in later periods.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Net Revenues. Net revenues were $41.8 million for the quarter ended March 31, 2009 as compared to $49.3 million for the quarter ended March 31, 2008. The decrease in net revenues during the first quarter of 2009 as compared to the prior year period was due primarily to the impact of net lost business and lower average contract pricing.
Direct Costs of Revenues. Direct costs of revenues were $28.6 million, or 68.4% of net revenues, for the quarter ended March 31, 2009 as compared to $36.4 million, or 73.8% of net revenues, for the quarter ended March 31, 2008. The decrease in direct costs of revenues during the first quarter of 2009 as compared to the prior year period was due largely to lower volumes as well as improved direct operating margins associated with increased utilization of the Company’s global production workforce and speech recognition technologies.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.2 million, or 14.8% of net revenues, for the quarter ended March 31, 2009 as compared to $7.7 million, or 15.6% of net revenues, for the quarter ended March 31, 2008. The decrease in selling, general and administrative expenses during the first quarter of 2009 as compared to the prior year period was primarily due to $1.3 million of expenses recognized in the first quarter of 2008 relating to a transaction that was not consummated, as well as lower overhead costs during the first quarter of 2009 associated with Company restructuring efforts.
Depreciation and Amortization. Depreciation and amortization was $1.8 million, or 4.3% of net revenues, for the quarter ended March 31, 2009 as compared to $5.9 million, or 12.0% of net revenues, for the quarter ended March 31, 2008. The decrease in depreciation and amortization expense during the first quarter of 2009 as compared to the prior year period resulted primarily from lower amortization expense associated with acquired customer contracts that became fully amortized at the end of 2008.
Restructuring Charges. As part of our restructuring plan, we recognized $0.7 million of charges during the first quarter of 2009.
Interest Expense. Interest expense was $4.4 million, or 10.5% of net revenues, for the quarter ended March 31, 2009 as compared to $4.9 million, or 9.9% of net revenues, for the quarter ended March 31, 2008. The decrease in interest expense during the first quarter of 2009 as compared to the prior year period was due to lower current-year interest rates on our outstanding variable interest 2007 Senior Credit Facility.
Income Taxes. We recognized $0.4 million of income tax expense during the quarter ended March 31, 2009 as compared to a $2.2 million income tax benefit for the quarter ended March 31, 2008. The change in the total effective tax rate as compared to the prior year period resulted primarily from the timing of the deduction for transaction related expenses and changes in valuation allowance amounts on the Company’s net deferred tax assets.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and borrowings under our revolving credit facility. We had total unrestricted cash and cash equivalents and net working capital of $9.9 million and $22.0 million, respectively, as of March 31, 2009 as compared to total unrestricted cash and cash equivalents and net working capital of $3.3 million and $19.4 million, respectively, as of December 31, 2008.
We generated cash from operating activities of $6.9 million during the quarter ended March 31, 2009 as compared to cash used by operating activities of $2.2 million during the same period in 2008. The increase in cash generated from operating activities was primarily attributable to the period over period change in operating performance in addition to changes in working capital items including the following: (a) changes in accrued wages and benefits resulting from the timing of bi-weekly payrolls as well as the payment of annual bonuses in the first quarter of 2008 while none were paid during 2009, (b) timing of receivables collections, and (c) timing of payables disbursements.

We had $1.0 million, or 2.4% of net revenues, of capital expenditures during the quarter ended March 31, 2009 as compared to $1.4 million, or 2.8% of net revenues, of capital expenditures for the quarter ended March 31, 2008. Capital spending during the first quarter of 2009 related primarily to technology and infrastructure improvements to support our systems and services. Our growth strategy will require capital expenditures of $6.0 million to $8.0 million during 2009 for additional technology improvements and upgrades to support our systems and services. We plan to finance our proposed capital expenditures with cash generated from operations, cash on hand and, if necessary, borrowings under our revolving credit facility.
The 2007 Senior Credit Facility consists of a term loan in the original principal amount of $70.0 million and a revolving credit facility in an aggregate principal amount not to exceed $25.0 million at any time outstanding. The revolving loans and the term loan bear interest at LIBOR plus an applicable margin or a reference bank’s rate plus an applicable margin, at our option. Under the revolving credit facility, we may borrow up to the lesser of $25.0 million or a loan limiter amount, as defined in the 2007 Senior Credit Facility, less amounts outstanding under letters of credit. As of March 31, 2009, we had $5.7 million outstanding under the revolver portion of the 2007 Senior Credit Facility. As a result, our total remaining capacity for borrowings under the 2007 Senior Credit Facility was $19.3 million as of March 31, 2009. Capacity for borrowings may be limited in the future based on financial covenants described in the 2007 Senior Credit Facility.
All unpaid principal amounts under the 2007 Senior Credit Facility are due at maturity on July 17, 2012. Additionally, we are required to perform annual excess cash flow calculations, as defined in the 2007 Senior Credit Facility, and to remit any applicable amounts to reduce the outstanding term loan balance. Based on the annual excess cash flow calculation for the year ended December 31, 2008, we remitted $0.4 million to pay down our debt balances following delivery of our year-end covenant compliance certificates. As a result, we classified this $0.4 million as a current portion of outstanding debt as of December 31, 2008. Interest payments under the 2007 Senior Credit Facility are due monthly or at other intervals not to exceed every three months, depending on the interest elections made by us. At March 31, 2009, there were no outstanding interest payments due under the 2007 Senior Credit Facility.
Under the 2007 Senior Credit Facility, Operations is the borrower. The 2007 Senior Credit Facility is secured by substantially all of Operations’ assets and is guaranteed by Spheris, Spheris Holding II and all of Operations’ subsidiaries, except SIPL. The 2007 Senior Credit Facility agreement contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 2007 Senior Credit Facility agreement also contains customary events of default, the occurrence of which could allow the collateral agent to declare any outstanding amounts to be immediately due and payable. The financial covenants contained in the 2007 Senior Credit Facility include (a) a maximum leverage test, (b) a minimum fixed charge coverage test and (c) a minimum earnings before interest, taxes, depreciation and amortization requirement, among others. Based on current operating results, we believe covenant (c) will be the most challenging covenant to meet in future periods. These financial covenants will become more restrictive over time.
Future drawings under the 2007 Senior Credit Facility will be available only if, among other things, we are in compliance with the financial covenants and other conditions required under the 2007 Senior Credit Facility agreement. The 2007 Senior Credit Facility agreement also contains provisions that provide for our utilization of equity cures in the event of default. These cures may not be utilized more than twice in any calendar year, may not exceed $5.0 million per occasion, and we must have at least $7.5 million in availability following the cure. We have commitments to fund a cure, if any is needed, related to covenant filings for the 2009 fiscal year. Our ability to meet those covenants and conditions will depend on our results of operations. We believe we were in compliance with the financial covenants in the 2007 Senior Credit Facility agreement as of March 31, 2009. Although we believe that we will be able to maintain continued compliance with our financial covenants, there can be no assurance that we will remain in compliance with the financial covenants for future periods or that, if we default under any of our covenants, we will be able to obtain waivers or amendments that will allow us to operate our business in accordance with our plans.
Our $125.0 million of 11% senior subordinated notes mature on December 15, 2012. The notes are general unsecured senior subordinated obligations of ours, are subordinated in right of payment to existing and future senior debt, are pari passu in right of payment with any future senior subordinated debt and are senior in right of payment to any future subordinated debt. Our domestic operating subsidiaries are guarantors of the notes. Interest is payable semi-annually on these notes, and all principal is due on maturity in 2012. The notes are effectively subordinated to all of our and our guarantors’ secured debt to the extent of the value of the assets securing the debt and are structurally subordinated to all liabilities and commitments (including trade payables and lease obligations) of our subsidiary that is not a guarantor of the notes. We determine the fair value of the notes through quoted prices in active markets. As a result, we have determined that our valuation of the notes is classified as Level 1 in the fair value hierarchy. The notes had a quoted market value of $46.3 million and $37.5 million at March 31, 2009 and December 31, 2008, respectively.

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
Off-Balance Sheet Arrangements
None.
Recently Adopted Accounting Pronouncements
SFAS No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities, except those that are measured at fair value in the financial statements on a nonrecurring basis. Effective January 1, 2008, we adopted the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis. Effective January 1, 2009, we adopted without material impact on our condensed consolidated financial statements the provisions of SFAS No. 157 related to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include the following items: nonfinancial assets and liabilities measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment testing, nonfinancial long-lived assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and nonfinancial assets and liabilities initially measured at fair value pursuant to business combinations.
SFAS No. 141(R) and FSP FAS 141(R)-1. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the current purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting, as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in a business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”. SFAS No. 141(R) and FSP FAS 141(R)-1 became effective for us beginning January 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that earnings or losses attributed to noncontrolling interests be reported as part of consolidated earnings rather than as a separate component of income or expense. SFAS No. 160 became effective for us on January 1, 2009. As all of our subsidiaries are wholly-owned, the adoption of SFAS No. 160 did not have a material impact on our results of operations or financial position.
SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within the derivative instruments. SFAS No. 161 requires disclosure of the amounts and location of derivative instruments included in an entity’s financial statements, as well as the accounting treatment of such instruments under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”) and the impact that hedges have on an entity’s financial position, financial performance and cash flows. We adopted the provisions of SFAS No. 161 effective January 1, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS No. 161 did not affect the presentation of our results of operations or financial position.
Recently Issued Accounting Pronouncements Not Yet Adopted
FSP FAS 107-1 and APB 28-1. In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”. FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of Statement 107 held by publicly traded companies, as defined by Opinion 28, and requires disclosures at interim reporting periods to provide qualitative and quantitative information about such financial instruments. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. Early adoption is permitted for interim and annual periods ending after March 15, 2009, subject to the early adoption of FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. We have not yet fully evaluated the impact, if any, that the implementation of FSP FAS 107-1 and APB 28-1 will have on our results of operations or financial position.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The variable interest rates under the 2007 Senior Credit Facility expose us to market risk from changes in interest rates. We manage this risk by managing the time span of the interest periods elected under this facility. Assuming a 10% increase in interest rates applicable to the variable portion of our debt, we would have incurred $0.1 million in additional interest expense during the quarter ended March 31, 2009.
In addition, we have entered into certain interest rate management agreements to reduce our exposure to fluctuations in interest rates under the 2007 Senior Credit Facility. An event of default under the 2007 Senior Credit Facility agreement would create an event of default under these interest rate management agreements, which may cause amounts due under these agreements to become immediately due and payable. Our accounting for these derivative financial instruments did not meet the hedge accounting criteria under SFAS No. 133 and related interpretations. Accordingly, changes in fair value were included as a component of other (income) expense in our condensed consolidated statements of operations. We recognized $0.2 million of other income during the three months ended March 31, 2009, as compared to $1.1 million of other expense during the three months ended March 31, 2008 related to changes in fair value for these interest derivatives.
The fair value of these interest rate management agreements is determined using valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis considers the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of these interest derivatives are determined using the methodology of discounting the future expected cash flows on the instrument. The interest rates used in the calculation of projected cash flows are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements.

Although we have determined that the majority of the inputs used to value our interest derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by our counterparties. However, as of March 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our interest derivatives. As a result, we have determined that our valuations for the interest derivatives in their entirety are classified in Level 2 of the fair value hierarchy. The interest derivatives were recorded at a fair value of $2.3 million and $2.5 million as of March 31, 2009 and December 31, 2008, respectively, as a component of other current liabilities and other long-term liabilities in our condensed consolidated balance sheets.
We are exposed to market risk with respect to our cash and cash equivalent balances. As of March 31, 2009, we had cash and cash equivalents of $11.1 million. Assuming a 10% decrease in interest rates available on invested cash balances, interest income would have decreased by $2,000 during the quarter ended March 31, 2009. We had $2.8 million in cash accounts in India in U.S. dollar equivalents as of March 31, 2009, which was included in consolidated cash balances.
Payments to SIPL are denominated in U.S. dollars. In order to hedge against fluctuations in exchange rates, SIPL maintains a portfolio of forward currency exchange contracts, which are transacted with a single counterparty. Our accounting for these derivative financial instruments did not meet the hedge accounting criteria under SFAS No. 133 and related interpretations. Changes in fair value were included as a component of other (income) expense in our condensed consolidated statements of operations. We recognized $0.3 million of other income during the three months ended March 31, 2009, as compared to $0.1 million of other expense during the three months ended March 31, 2008 related to changes in fair value of these derivatives.
We determine the fair value of our foreign currency exchange contracts utilizing inputs for similar or identical assets or liabilities that are either readily available in public markets, can be derived from information available in publicly quoted markets or are quoted by counterparties to these contracts. The future value of each contract out to its maturity is calculated using observable market data, such as the foreign currency exchange rate forward curve. The present value of each contract is then determined by using discount factors based on the forward curve for the more liquid currency. To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements.
Although we have determined that the majority of the inputs used to value our foreign currency exchange contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by our counterparties. However, as of March 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, we have determined that our valuations for the foreign currency exchange contracts in their entirety are classified in Level 2 of the fair value hierarchy. The derivatives were recorded at a fair value of $0.7 million and $1.0 million as of March 31, 2009 and December 31, 2008, respectively, as a component of other current liabilities.
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
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 15, 2009
By:	/s/ Daniel J. Kohl
Daniel J. Kohl
President and Chief Executive Officer

By:	/s/ Brian P. Callahan
Brian P. Callahan
Chief Financial Officer