Form 10-Q
period 2009-06-30
Spheris Inc.
filed 2009-08-07
CIK 1355804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
COMMISSION FILE NUMBER: 333-132641
SPHERIS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1805254 (I.R.S. Employer Identification No.)

9009 Carothers Pkwy, Suite C-3	37067
Franklin, Tennessee (Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2009, 100%, or 10 shares, of Spheris Inc.’s common stock outstanding was owned by Spheris Holding II, Inc., its sole stockholder.

SPHERIS INC.

QUARTERLY REPORT ON FORM 10-Q

Unless this Quarterly Report on Form 10-Q (this “Quarterly Report”) indicates otherwise or the context otherwise requires, the terms “we”, “us”, “our”, “Company” or “Spheris” as used in this Quarterly Report refer to Spheris Inc. and its subsidiaries as of June 30, 2009.

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Spheris Inc.
Financial Statements
For the Quarterly Period Ended June 30, 2009

Spheris Inc.
Condensed Consolidated Balance Sheets
(Amounts in Thousands, Except Share Amounts)

	(Unaudited)
	June 30, 2009	December 31, 2008
Assets
Current assets
Unrestricted cash and cash equivalents	$9,709	$3,262
Restricted cash	1,262	309
Accounts receivable, net of allowance of $1,031 and $1,332, respectively	25,067	28,510
Deferred taxes	325	372
Prepaid expenses and other current assets	4,661	4,430

Total current assets	41,024	36,883

Property and equipment, net	12,102	12,309
Internal-use software, net	1,110	1,586
Goodwill	218,841	218,841
Other noncurrent assets	5,683	5,459

Total assets	$278,760	$275,078

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,968	$2,893
Accrued wages and benefits	12,784	8,545
Current portion of long-term debt and lease obligations	302	683
Other current liabilities	3,813	5,327

Total current liabilities	18,867	17,448

Long-term debt and lease obligations, net of current portion	198,066	195,499
Deferred tax liabilities	392	300
Other long-term liabilities	5,538	5,710

Total liabilities	222,863	218,957

Commitments and contingencies

Common stock, $0.01 par value, 100 shares authorized, 10 shares issued and outstanding	—	—
Other comprehensive loss	(3,109)	(1,344)
Contributed capital	111,854	111,680
Accumulated deficit	(52,848)	(54,215)

Total stockholders’ equity	55,897	56,121

Total liabilities and stockholders’ equity	$278,760	$275,078

See accompanying notes.

Spheris Inc.
Condensed Consolidated Statements of Operations
(Unaudited and Amounts in Thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Net revenues	$39,993	$47,055	$81,842	$96,325

Operating costs and expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	27,453	34,558	56,027	70,981
Marketing and selling expenses	665	566	1,276	1,876
General and administrative expenses	5,678	5,464	11,306	11,818
Depreciation and amortization	1,750	5,948	3,522	11,858
Restructuring charges	31	—	720	—

Total operating costs and expenses	35,577	46,536	72,851	96,533

Operating income (loss)	4,416	519	8,991	(208)

Interest expense, net of income	4,354	4,768	8,724	9,698
Other (income) expense	(695)	(736)	(1,751)	618

Net income (loss) before income taxes	757	(3,513)	2,018	(10,524)

Provision for (benefit from) income taxes	297	(1,645)	651	(3,833)

Net income (loss)	$460	$(1,868)	$1,367	$(6,691)

See accompanying notes.

Spheris Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited and Amounts in Thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,367	$(6,691)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,522	11,858
Amortization of acquired technology	—	162
Deferred taxes	139	(3,867)
Change in fair value of derivative financial instruments	(1,283)	572
Amortization of debt discounts and issuance costs	461	415
Other non-cash items	217	325
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,443	189
Prepaid expenses and other current assets	(1,184)	(939)
Accounts payable	(819)	(1,003)
Accrued wages and benefits	4,239	(1,505)
Other current liabilities	(951)	(683)
Other noncurrent assets and liabilities	271	(231)

Net cash provided by (used in) operating activities	9,422	(1,398)

Cash flows from investing activities:
Purchases of property and equipment	(2,639)	(3,260)
Purchase and development of internal-use software	(234)	(524)

Net cash used in investing activities	(2,873)	(3,784)

Cash flows from financing activities:
Proceeds from debt	2,500	5,000
Payments on debt and lease obligations	(601)	(33)
Other	(236)	—

Net cash provided by financing activities	1,663	4,967

Effect of foreign exchange rate changes	(1,765)	107

Net increase (decrease) in unrestricted cash and cash equivalents	6,447	(108)
Unrestricted cash and cash equivalents, at beginning of period	3,262	7,195

Unrestricted cash and cash equivalents, at end of period	$9,709	$7,087

Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchases of property and equipment and internal-use software through lease obligations	—	$1,019

See accompanying notes.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Organization and Operations
Spheris Inc. (“Spheris”) is a Delaware corporation. On June 18, 2003, Spheris Holdings LLC (“Holdings”) acquired all of the outstanding stock of EDiX Corporation (“EDiX”). On December 22, 2004, Spheris acquired ownership of HealthScribe, Inc. and its subsidiaries (“HealthScribe”). On January 1, 2006, EDiX and HealthScribe were merged into Spheris Operations Inc., a wholly-owned subsidiary of Spheris. On March 31, 2006, Spheris acquired Vianeta Communications (“Vianeta”). Effective July 1, 2006, Spheris Operations Inc. was converted from a Tennessee corporation to a single member Tennessee limited liability company and renamed Spheris Operations LLC (“Operations”).
Spheris and its direct or indirect wholly-owned subsidiaries: Operations, Spheris Leasing LLC, Spheris Canada Inc., Spheris, India Private Limited (“SIPL”) and Vianeta (sometimes referred to collectively as the “Company”), provide clinical documentation technology and services to health systems, hospitals and group medical practices located throughout the United States. The Company receives medical dictation in digital format from subscribing physicians, converts the dictation into text format, stores specific data elements from the records, then transmits the completed medical record to the originating physician in the prescribed format. As of June 30, 2009, the Company employed approximately 4,400 skilled medical language specialists (“MLS”) in the U.S. and India. Approximately 2,000 of these MLS work out of the Company’s facilities in India, making the Company one of the largest global providers of clinical documentation technology and services.
Reporting Unit and Principles of Condensed Consolidation
Prior to its acquisition by certain institutional investors in November 2004 (the “November 2004 Recapitalization”), Spheris was a wholly-owned subsidiary of Holdings. Subsequent to the November 2004 Recapitalization, Spheris became a wholly-owned subsidiary of Spheris Holding II, Inc. (“Spheris Holding II”), and an indirect wholly-owned subsidiary of Spheris Holding III, Inc. (“Spheris Holding III”), an entity owned by affiliates of Warburg Pincus LLC and TowerBrook Capital Partners LLC (together, the “Parent Investors”), CHS/Community Health Systems, Inc. (“CHS”), and indirectly by certain members of Spheris’ current and past management team.
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
In preparing the accompanying condensed consolidated financial statements, the Company evaluated events and transactions that occurred subsequent to June 30, 2009, through the date that the Company’s financial statements were issued, August 7, 2009.
Recently Adopted Accounting Pronouncements
SFAS No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities, except those that are measured at fair value in the financial statements on a nonrecurring basis. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis. Effective January 1, 2009, the Company adopted, without material impact on its condensed consolidated financial statements, the provisions of SFAS No. 157 related to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include the following items: nonfinancial assets and liabilities measured at fair value in goodwill impairment testing, indefinite-lived intangible assets

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
measured at fair value for impairment testing, nonfinancial long-lived assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and nonfinancial assets and liabilities initially measured at fair value pursuant to business combinations.
SFAS No. 141(R) and FSP FAS 141(R)-1. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the current purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting, as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in a business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”. SFAS No. 141(R) and FSP FAS 141(R)-1 became effective for the Company beginning January 1, 2009, and apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.
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
SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within the derivative instruments. SFAS No. 161 requires disclosure of the amounts and location of derivative instruments included in an entity’s financial statements, as well as the accounting treatment of such instruments under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), and the impact that hedges have on an entity’s financial position, financial performance and cash flows. The Company adopted the provisions of SFAS No. 161 effective January 1, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS No. 161 did not affect the presentation of the Company’s results of operations or financial position. See Note 2, Fair Value of Financial Instruments, for the Company’s disclosures about its derivative financial instruments.
FSP FAS 107-1 and APB 28-1. In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) and APB Opinion No. 28, “Interim Financial Reporting” (“Opinion No. 28”). FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies, as defined by Opinion No. 28, and requires disclosures at interim reporting periods to provide qualitative and quantitative information about such financial instruments. FSP FAS 107-1 and APB 28-1 became effective for the Company during the interim period ended June 30, 2009. See Note 2, Fair Value of Financial Instruments, for the Company’s disclosures about its financial instruments.
SFAS No. 165. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events occurring subsequent to the balance sheet date but before financial statements are issued or are available to be issued. Additionally, SFAS No. 165 requires entities to disclose the date through which it has evaluated subsequent events and the basis for determining that date. Given that the Company is required by its indenture governing the Senior Subordinated Notes (as defined in Note 4, Debt) to file its financial statements with the SEC, the Company must evaluate subsequent events through the date that the Company’s financial statements are issued. SFAS No. 165 became effective for the Company during the interim period ended June 30, 2009. See the Company’s disclosure above in Note 1, Description of Business and Summary of Significant Accounting Policies — Reporting Unit and Principles of Condensed Consolidation.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
Recently Issued Accounting Pronouncements Not Yet Adopted
SFAS No. 168. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has not yet fully evaluated the impact that the implementation of SFAS No. 168 will have on its financial statements.
2. Fair Value of Financial Instruments
The Company adopted the provisions of SFAS No. 157, as of January 1, 2008, for financial instruments. SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following three levels:
•	Level 1 — observable inputs such as quoted prices in active markets.
•	Level 2 — inputs other than quoted prices in active markets that are either directly or indirectly observable.
•	Level 3 — unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
As of June 30, 2009, the Company held certain derivative financial instruments that are required to be measured at fair value on a recurring basis. These derivative financial instruments are utilized by the Company to mitigate risks related to interest rates and foreign currency exchange rates. The Company records these derivatives in accordance with the provisions of SFAS No. 133, which requires the derivatives to be measured at fair value and recognized in the Company’s condensed consolidated balance sheets.
The Company has entered into certain interest rate management agreements with a single counterparty to reduce its exposure to fluctuations in market interest rates under its senior secured credit facilities. An event of default under the Company’s senior secured credit facility agreement would create an event of default under these interest rate management agreements, which may cause amounts due under these agreements to become immediately due and payable. The Company’s accounting for these derivative financial instruments did not meet the hedge accounting criteria under SFAS No. 133 and related interpretations. Accordingly, changes in fair value were included as a component of other (income) expense in the accompanying condensed consolidated statements of operations.
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
Although the Company has determined that the majority of the inputs used to value its interest derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest derivatives. As a result, the Company has determined that its valuations for the interest derivatives in their entirety are classified in Level 2 of the fair value hierarchy.
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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
Although the Company has determined that the majority of the inputs used to value its foreign currency exchange contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the Company has determined that its valuations for the foreign currency exchange contracts in their entirety are classified in Level 2 of the fair value hierarchy.
The Company’s derivative financial instruments measured at fair value on a recurring basis and recorded in the accompanying condensed consolidated balance sheets were as follows:

	Classification in the Condensed
	Consolidated Balance Sheets	June 30, 2009	December 31, 2008
Interest rate management agreements	Other current liabilities	$357	$106
	Other long-term liabilities	1,746	2,360

	Total	$2,103	$2,466

Foreign currency exchange contracts	Other current liabilities	$96	$1,016
The (gains) losses from changes in fair value of the Company’s derivative financial instruments, as recorded in the accompanying condensed consolidated statements of operations, were as follows:

		Three Months Ended		Six Months Ended
	Location of (Gain) Loss	June 30,		June 30,
	Recognized	2009	2008	2009	2008

Interest rate management agreements	Other (income) expense	$(154)	$(926)	$(363)	$219
Foreign currency exchange contracts	Other (income) expense	(602)	241	(920)	353

Total		$(756)	$(685)	$(1,283)	$572

Additionally, the Company is required to disclose the fair value of its Senior Subordinated Notes. The Company determines the fair value of its Senior Subordinated Notes through quoted prices in active markets. As a result, the Company has determined that its valuation of its Senior Subordinated Notes is classified in Level 1 of the fair value hierarchy. The Company’s Senior Subordinated Notes had a quoted market value of $50.0 million and $37.5 million at June 30, 2009 and December 31, 2008, respectively. The carrying value of the Senior Subordinated Notes of $123.4 million and $123.2 million at June 30, 2009 and December 31, 2008, respectively, was included in long-term debt in the accompanying condensed consolidated balance sheets.
3. Other Comprehensive Loss
Other comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$460	$(1,868)	$1,367	$(6,691)
Foreign currency translation (loss) gain	(546)	(55)	(1,765)	107

Other comprehensive loss	$(86)	$(1,923)	$(398)	$(6,584)

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
4. Debt
Outstanding debt obligations of the Company at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
2007 Senior Credit Facility, net of discount, with principal due at maturity on July 17, 2012; interest payable periodically at variable rates. The weighted average interest rate was 3.7% at June 30, 2009	$74,440	$72,290

11.0% Senior Subordinated Notes, net of discount, with principal due at maturity in December 2012; interest payable semi-annually in June and December	123,388	123,208
Financed lease obligations	540	684

	198,368	196,182
Less: Current portion of long-term debt and financed lease obligations	(302)	(683)

Long-term debt and financed lease obligations, net of current portion	$198,066	$195,499

2007 Senior Credit Facility
In July 2007, the Company entered into a financing agreement (the “2007 Senior Credit Facility”), which consists of a term loan in the amount of $69.5 million and a revolving credit facility in an aggregate principal amount not to exceed $25.0 million at any time outstanding. The revolving loans and the term loan bear interest at LIBOR plus an applicable margin or a reference bank’s base rate plus an applicable margin, at the Company’s option.
Under the revolving credit facility, the Company may borrow up to the lesser of $25.0 million or a loan limiter amount, as defined in the 2007 Senior Credit Facility, less amounts outstanding under letters of credit. As of June 30, 2009, the Company had $5.7 million outstanding under the revolver portion of the 2007 Senior Credit Facility. As a result, the Company’s total remaining capacity for borrowings under the 2007 Senior Credit Facility was $19.3 million as of June 30, 2009. Capacity for borrowings may be limited in the future based on financial covenants described in the 2007 Senior Credit Facility.
All unpaid principal amounts under the 2007 Senior Credit Facility are due at maturity on July 17, 2012. Additionally, the Company is required to perform annual excess cash flow calculations, as defined in the 2007 Senior Credit Facility, and to remit any applicable amounts to reduce the outstanding term loan balance. Based on the annual excess cash flow calculation for the year ended December 31, 2008, the Company remitted $0.5 million to pay down its debt balances following delivery of its year-end covenant compliance certificates. As a result, the Company classified this $0.5 million as a current portion of outstanding debt as of December 31, 2008. Interest payments under the 2007 Senior Credit Facility are due monthly or at other intervals not to exceed every three months, depending on the interest elections made by the Company. At June 30, 2009, there were no outstanding interest payments due under the 2007 Senior Credit Facility.
Under the 2007 Senior Credit Facility, Operations is the borrower. The 2007 Senior Credit Facility is secured by substantially all of Operations’ assets and is guaranteed by Spheris, Spheris Holding II and all of Operations’ subsidiaries, except SIPL. The 2007 Senior Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 2007 Senior Credit Facility also contains customary events of default, including breach of financial covenants, the occurrence of which could allow the collateral agent to declare any outstanding amounts to be immediately due and payable. The financial covenants contained in the 2007 Senior Credit Facility include (a) a maximum leverage test, (b) a minimum fixed charge coverage test and (c) a minimum earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined under the 2007 Senior Credit Facility) requirement, among others. These financial covenants become more restrictive over time. Based on current operating results, the Company believes that covenant (c) will be the most challenging covenant to meet in future periods. Minimum Consolidated EBITDA required under covenant (c) is $30.0 million for the year ended December 31, 2009. For the six months ended June 30, 2009, the Company generated $14.1 million of Consolidated EBITDA. As a result, the Company’s operating results must improve during the second half of 2009 in order to achieve at least $15.9 million of Consolidated EBITDA and remain in compliance with this covenant.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
Future drawings under the 2007 Senior Credit Facility will be available only if, among other things, the Company is in compliance with the financial covenants and other conditions required under the 2007 Senior Credit Facility. The 2007 Senior Credit Facility contains provisions that allow the Company to utilize equity cures in the event of default. These cures may not be utilized more than twice in any calendar year, may not exceed $5.0 million per occasion, and the Company must have at least $7.5 million in availability following the cure. The Company has commitments to fund cures, if needed, related to covenant requirements for the 2009 fiscal year. The Company believes it was in compliance with the financial covenants in the 2007 Senior Credit Facility as of June 30, 2009. There can be no assurance that the Company will remain in compliance with the financial covenants for future periods or that, if the Company fails to comply with any of its covenants, the Company will be able to obtain waivers or amendments that will allow the Company to operate its business in accordance with its plans.
In connection with the borrowings under the 2007 Senior Credit Facility, the Company incurred $0.6 million and $1.1 million in debt issuance costs and debt discounts, respectively. These costs are being amortized as additional interest expense over the term of the debt. The balance of the issuance costs at June 30, 2009 of $0.4 million, net of accumulated amortization, was reflected in other noncurrent assets in the accompanying condensed consolidated balance sheet. The debt discount at June 30, 2009 of $0.8 million was reflected as a reduction in the carrying amount of the debt under the 2007 Senior Credit Facility.
Senior Subordinated Notes
In December 2004, the Company issued $125.0 million of 11.0% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at a fixed rate of 11.0% per annum. Interest is payable in semi-annual installments through maturity on December 15, 2012.
The Company incurred $1.9 million and $2.9 million in debt issuance costs and debt discounts, respectively, in connection with the Senior Subordinated Notes. These costs are being amortized as additional interest expense over the term of the Senior Subordinated Notes. The remaining balance of the issuance costs at June 30, 2009 of $1.1 million, net of accumulated amortization, was reflected in other noncurrent assets in the Company’s condensed consolidated balance sheet. The remaining debt discount at June 30, 2009 of $1.6 million was reflected as a reduction in the carrying amount of the Senior Subordinated Notes.
The Senior Subordinated Notes are junior to the obligations of the 2007 Senior Credit Facility, but are senior to general purpose credit obligations of the Company. The Senior Subordinated Notes are guaranteed by the Company’s domestic operating subsidiaries. The Senior Subordinated Notes contain certain restrictive covenants that place limitations on the Company regarding incurrence of additional debt, payment of dividends and other items as specified in the indenture governing the Senior Subordinated Notes. Default under, and acceleration of amounts due on, the Company’s obligations under the 2007 Senior Credit Facility would create an event of default under the Senior Subordinated Notes, which would cause the Senior Subordinated Notes to become due and payable immediately upon notice by the holders. The Senior Subordinated Notes are redeemable at the option of the Company subject to certain prepayment penalties and restrictions as set forth in the indenture governing the Senior Subordinated Notes.
5. Stockholders’ Equity
Subsequent to the November 2004 Recapitalization, Spheris Holding III approved the establishment of the Spheris Holding III, Inc. Stock Incentive Plan (the “Plan”) for issuance of common stock to employees, non-employee directors and other designated persons providing substantial services to the Company. As of June 30, 2009, 15.6 million shares have been authorized for issuance under the Plan. Shares are subject to restricted stock and stock option agreements and typically vest over a three or four-year period. As of June 30, 2009, an aggregate of 12.1 million shares of restricted stock and 2.3 million stock options were issued and outstanding under the Plan. Additionally, 0.1 million shares of Series A convertible preferred restricted stock have been issued by Spheris Holding III to one of the Company’s former board members for services rendered. As these shares were issued for services to be provided to the Company, compensation expense of $0.1 million was reflected in the Company’s condensed consolidated statements of operations for each of the three and six months ended June 30, 2009, as compared to compensation expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2008, respectively.
During October 2008, the Company entered into an agreement for health information processing services with Community Health Systems Professional Services Corporation, an affiliate of CHS, to provide clinical documentation technology and services to certain of its affiliated hospitals. In connection with entering into the agreement for health information processing services, Spheris Holding III issued warrants to CHS to purchase 14.3 million shares of common stock of Spheris Holding III upon the attainment of certain revenue milestones set forth in the warrants. Since the warrants were issued by Spheris Holding III in order to induce sales by the Company, the costs of the warrants subject to vesting are recognized over the period in which the revenue is earned and are reflected as a reduction of revenue. Accordingly, $54,000 and $62,000 of such costs is reflected as a reduction to net revenues in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2009, respectively.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
6. Income Taxes
Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 generally requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities. In accordance with the provisions of SFAS No. 109, the Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance decreased by $0.3 million during the six months ended June 30, 2009 as compared to $0.1 million during the six months ended June 30, 2008. As of June 30, 2009, the Company’s valuation allowance that is reflected as a reduction to the carrying value of its net deferred tax balances was $43.1 million.
In the United States, the Company currently benefits from federal and state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforwards available to reduce future taxable income were $104.3 million and $104.5 million at June 30, 2009 and December 31, 2008, respectively, and began to expire in 2007. State net operating loss carryforwards at June 30, 2009 and December 31, 2008 were $66.3 million and $67.3 million, respectively, and began to expire in 2005. The majority of these federal and state net operating loss carryforwards are restricted due to limitations associated with ownership change, and as such, are fully reserved to reduce the amount that is more likely than not to be realized. In addition, the Company has alternative minimum tax credits which do not have an expiration date and certain other federal tax credits that will begin to expire in 2014.
The Company recognized income tax expense of $0.3 million and $0.7 million during the three and six months ended June 30, 2009, respectively, as compared to an income tax benefit of $1.6 million and $3.8 million during the three and six months ended June 30, 2008, respectively. The change in the total effective tax rate for the three and six months ended June 30, 2009 as compared to the prior year periods resulted primarily from the timing of the deduction for transaction related expenses and changes in valuation allowance amounts on the Company’s net deferred tax assets.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”), effective January 1, 2007. The Company has analyzed filing positions for all federal, state and international jurisdictions for all open tax years where it is required to file income tax returns. Although the Company files tax returns in every jurisdiction in which it has a legal obligation to do so, it has identified the following as “major” tax jurisdictions, as defined in FIN No. 48: Tennessee, Florida and Texas, as well as India. Within these major jurisdictions, the Company has tax examinations in progress related to net operating loss carryovers and transfer pricing rates for its Indian facilities, as discussed in Note 7, Commitments and Contingencies, as well as significant federal and state net operating loss carryovers, for which the earliest open tax year is 1996. Based on the facts of these examinations, the Company believes that it is more likely than not that it will be successful in supporting its current positions related to the applicable filings. The Company believes that all income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments resulting in a material adverse impact on the Company’s financial condition, results of operations or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48.
Spheris Holding III and related subsidiaries (the “filing group members”) file their U.S. federal and certain state income tax returns on a consolidated, unitary, combined or similar basis. To accurately reflect each filing group member’s share of consolidated tax liabilities on separate company books and records, on November 5, 2004, Spheris Holding III and each of its subsidiaries entered into a tax sharing agreement. Under the terms of the tax sharing agreement, each subsidiary of Spheris Holding III is obligated to make payments to Spheris Holding III equal to the amount of the federal and state income taxes that its subsidiaries would have owed if such subsidiaries did not file federal and state income tax returns on a consolidated, unitary, combined or similar basis. Likewise, Spheris Holding III may make payments to its subsidiaries if it benefits from the use of a subsidiary loss or other tax benefit. The tax sharing agreement allows each subsidiary to bear its respective tax burden (or enjoy use of a tax benefit, such as a net operating loss) as if its return was prepared on a stand-alone basis. To date, no amounts have been paid under this agreement.
Operations pays certain franchise tax obligations on behalf of Spheris Holding III. Approximately $0.7 million of payments by Operations related to these taxes is reflected as a receivable due from affiliate and included as a component of prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of June 30, 2009.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
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
Employment Agreements
The Company has employment agreements with certain members of senior management that provide for the payment to these persons of amounts equal to the applicable base salary, unpaid annual bonus and health insurance premiums over the applicable periods specified in their individual employment agreements in the event the employee’s employment is terminated without cause or for certain other specified reasons. The maximum contingent liabilities, excluding any earned but unpaid bonuses accrued in the Company’s condensed consolidated financial statements, under these agreements were $1.5 million and $1.6 million at June 30, 2009 and December 31, 2008, respectively.
Tax Assessments
SIPL has received notification of a tax assessment resulting from a transfer pricing tax audit by Indian income tax authorities amounting to 52.2 million Rupees (approximately $1.1 million), including penalties and interest, for the fiscal tax period ended March 31, 2004 (the “2004 Assessment”). In January 2007, the Company filed a formal appeal with the India Commissioner of Income Tax. Prior to resolution of the Company’s appeals process, the Indian income tax authorities have required the Company to make advance payments toward the 2004 Assessment amounting to 43.1 million Rupees (approximately $0.9 million). Any amounts paid by the Company related to the 2004 Assessment are subject to a claim by the Company for reimbursement against the HealthScribe acquisition escrow funds. Accordingly, the Company has recorded the advance payments as receivables from the escrow funds, which are reflected as a component of prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of June 30, 2009.
During the fourth quarter of 2008, SIPL received notification of a tax assessment from a transfer pricing tax audit by Indian income tax authorities amounting to 40.6 million Rupees (approximately $0.8 million), including penalties and interest, for the fiscal tax period ended March 31, 2005 (the “2005 Assessment”). In December 2008, the Company filed a formal appeal with the India Commissioner of Income Tax. Prior to resolution of the Company’s appeals process, the Company was required to provide a bank guarantee in January 2009 for the full amount of the 2005 Assessment. The guarantee amount is classified in restricted cash in the accompanying condensed consolidated balance sheet as of June 30, 2009. Approximately $0.6 million of the 2005 assessment is subject to a claim for reimbursement against the HealthScribe acquisition escrow funds.
The Company intends to vigorously pursue all avenues with the Indian taxing authorities, legal and administrative agencies, and if necessary, the Indian courts to rescind the assessments. If the assessments were brought forward from March 31, 2005 through June 30, 2009, a reasonable estimate of additional liability could range from zero to $4.4 million, contingent upon the final outcome of the claim. Payment of such amounts would also result in potential credit adjustments to the Company’s U.S. federal tax returns. The Company currently believes that it is more likely than not that it will be successful in supporting its position relating to these assessments. Accordingly, in accordance with FIN No. 48, the Company has not recorded any accrual for contingent liabilities associated with the tax assessments as of June 30, 2009 or December 31, 2008.
During the second quarter of 2009, SIPL received an assessment order from Indian income tax authorities pertaining to an inquiry regarding prior years’ usage of net operating losses originating in 1999. The final assessment could potentially amount to 5.6 million Rupees (approximately $0.1 million).

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
8. Related Party Transactions
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
In connection with entering into the agreement for health information processing services, CHS became a minority owner in Spheris Holding III, the Company’s indirect parent. Additionally, Spheris Holding III issued warrants to CHS to purchase shares of common stock of Spheris Holding III upon the attainment of certain revenue milestones set forth in the warrants. Also in connection with entering into the agreement for health information processing services, CHS acquired the right to appoint two members to the Company’s board of directors. Simultaneous with the closing of the transaction, CHS appointed two of its senior executives to the Company’s board of directors, James W. Doucette and Martin G. Schweinhart, and Wayne T. Smith, Chairman, President and Chief Executive Officer of CHS, stepped down from the Company’s board of directors after serving on the board since 2005.
The Company provides clinical documentation technology and services to CHS in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties. In the accompanying condensed consolidated statements of operations, the Company recognized net revenues from this customer of $2.0 million and $3.4 million during the three and six months ended June 30, 2009, respectively, as compared to $0.5 million and $0.9 million during the three and six months ended June 30, 2008, respectively.
9. Restructuring Charges
During October 2008, the Company commenced a restructuring plan to effect changes in both the Company’s management structure and the nature and focus of its operations. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company initially recognized $0.5 million of restructuring charges, including one-time termination benefits and other restructuring related charges, pursuant to this restructuring plan during the fourth quarter of 2008. As a continuation of this plan, during the first half of 2009, the Company eliminated a significant portion of its U.S. based administrative and corporate workforce, recognizing an additional $0.7 million of restructuring charges, including one-time termination benefits and other restructuring related charges.
The following table sets forth the activity for accrued restructuring charges, included in other current liabilities in the accompanying condensed consolidated balance sheets:

Balance at December 31, 2008	$484
Restructuring charges	720
Cash payments	(893)

Balance at June 30, 2009	$311

During the remainder of 2009, the Company expects to incur up to $0.4 million of additional restructuring charges, including one-time termination benefits and other restructuring related charges. The Company’s estimates of future liabilities may change, requiring the Company to record additional restructuring charges or reduce the amount of liabilities recorded.

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
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
The following unaudited condensed consolidating schedules present condensed financial information of Spheris, the Guarantors and the Non-Guarantor as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008:
Condensed Consolidating Balance Sheet
(Unaudited and Amounts in Thousands)

	June 30, 2009
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Assets

Current assets
Unrestricted cash and cash equivalents	$4	$7,566	$2,139	$—	$9,709
Restricted cash	—	309	953	—	1,262
Accounts receivable, net of allowance	—	25,067	—	—	25,067
Intercompany receivables	—	146,034	6,376	(152,410)	—
Deferred taxes	—	—	325	—	325
Prepaid expenses and other current assets	—	3,440	1,221	—	4,661

Total current assets	4	182,416	11,014	(152,410)	41,024

Property and equipment, net	—	10,067	2,035	—	12,102
Internal-use software, net	—	1,110	—	—	1,110
Goodwill	—	218,841	—	—	218,841
Investment in subsidiaries	305,285	—	—	(305,285)	—
Other noncurrent assets	1,072	3,661	950	—	5,683

Total assets	$306,361	$416,095	$13,999	$(457,695)	$278,760

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$1,766	$202	$—	$1,968
Accrued wages and benefits	—	9,824	2,960	—	12,784
Intercompany payables	146,034	6,376	—	(152,410)	—
Current portion of long-term debt and lease obligations	—	302	—	—	302
Other current liabilities	573	3,143	97	—	3,813

Total current liabilities	146,607	21,411	3,259	(152,410)	18,867

Long-term debt and lease obligations, net of current portion	123,388	74,678	—	—	198,066
Deferred tax liabilities	—	648	(256)	—	392
Other long-term liabilities	—	5,200	338	—	5,538

Total liabilities	269,995	101,937	3,341	(152,410)	222,863

Stockholders’ equity	36,366	314,158	10,658	(305,285)	55,897

Total stockholders’ equity	36,366	314,158	10,658	(305,285)	55,897

Total liabilities and stockholders’ equity	$306,361	$416,095	$13,999	$(457,695)	$278,760

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
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

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Three Months Ended June 30, 2009
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$39,993	$4,929	$(4,929)	$39,993

Operating costs and expenses:

Direct costs of revenues (exclusive of depreciation and amortization below)	—	28,646	3,736	(4,929)	27,453
Marketing and selling expenses	—	665	—	—	665
General and administrative expenses	1	5,491	186	—	5,678
Depreciation and amortization	—	1,579	171	—	1,750
Restructuring charges	—	31	—	—	31

Total operating costs and expenses	1	36,412	4,093	(4,929)	35,577

Operating income (loss)	(1)	3,581	836	—	4,416

Interest expense, net of income	3,589	814	(49)	—	4,354

Other (income) expense	—	187	(882)	—	(695)

Net income (loss) before income taxes	(3,590)	2,580	1,767	—	757

Provision for (benefit from) income taxes	(740)	648	389	—	297

Net income (loss)	$(2,850)	$1,932	$1,378	$—	$460

Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Three Months Ended June 30, 2008
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$47,055	$5,953	$(5,953)	$47,055

Operating costs and expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	35,056	5,455	(5,953)	34,558
Marketing and selling expenses	—	566	—	—	566
General and administrative expenses	8	5,248	208	—	5,464
Depreciation and amortization	—	5,708	240	—	5,948

Total operating costs and expenses	8	46,578	5,903	(5,953)	46,536

Operating income (loss)	(8)	477	50	—	519

Interest expense, net of income	3,535	1,248	(15)	—	4,768

Other (income) expense	—	(879)	143	—	(736)

Net income (loss) before income taxes	(3,543)	108	(78)	—	(3,513)

Provision for (benefit from) income taxes	(1,633)	51	(63)	—	(1,645)

Net income (loss)	$(1,910)	$57	$(15)	$—	$(1,868)

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Six Months Ended June 30, 2009
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$81,842	$10,370	$(10,370)	$81,842

Operating costs and expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	58,656	7,741	(10,370)	56,027
Marketing and selling expenses	—	1,276	—	—	1,276
General and administrative expenses	9	10,955	342	—	11,306
Depreciation and amortization	—	3,180	342	—	3,522
Restructuring charges	—	720	—	—	720

Total operating costs and expenses	9	74,787	8,425	(10,370)	72,851

Operating income (loss)	(9)	7,055	1,945	—	8,991

Interest expense, net of income	7,174	1,611	(61)	—	8,724
Other (income) expense	—	87	(1,838)	—	(1,751)

Net income (loss) before income taxes	(7,183)	5,357	3,844	—	2,018

Provision for (benefit from) income taxes	(1,927)	1,589	989	—	651

Net income (loss)	$(5,256)	$3,768	$2,855	$—	$1,367

Condensed Consolidating Statement of Operations
(Unaudited and Amounts in Thousands)

	For the Six Months Ended June 30, 2008
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Net revenues	$—	$96,325	$11,858	$(11,858)	$96,325

Operating costs and expenses:
Direct costs of revenues (exclusive of depreciation and amortization below)	—	72,044	10,795	(11,858)	70,981
Marketing and selling expenses	—	1,876	—	—	1,876
General and administrative expenses	9	11,387	422	—	11,818
Depreciation and amortization	—	11,313	545	—	11,858

Total operating costs and expenses	9	96,620	11,762	(11,858)	96,533

Operating income (loss)	(9)	(295)	96	—	(208)

Interest expense, net of income	18,144	(8,424)	(22)	—	9,698
Other (income) expense	5,500	(5,259)	377	—	618

Net income (loss) before income taxes	(23,653)	13,388	(259)	—	(10,524)

Provision for (benefit from) income taxes	(8,614)	4,960	(179)	—	(3,833)

Net income (loss)	$(15,039)	$8,428	$(80)	$—	$(6,691)

Spheris Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
Condensed Consolidating Statement of Cash Flows
(Unaudited and Amounts in Thousands)

	For the Six Months Ended June 30, 2009
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$3	$7,813	$1,606	$—	$9,422

Net cash provided by operating activities	3	7,813	1,606	—	9,422

Cash flows from investing activities:
Purchases of property and equipment	—	(2,628)	(11)	—	(2,639)
Purchase and development of internal-use software	—	(234)	—	—	(234)

Net cash used in investing activities	—	(2,862)	(11)	—	(2,873)

Cash flows from financing activities:
Proceeds from debt	—	2,500	—	—	2,500
Payments on debt and lease obligations	—	(601)	—	—	(601)
Other	—	(236)	—	—	(236)

Net cash provided by financing activities	—	1,663	—	—	1,663

Effect of foreign exchange rate changes	—	—	(1,765)	—	(1,765)

Net increase (decrease) in unrestricted cash and cash equivalents	3	6,614	(170)	—	6,447
Unrestricted cash and cash equivalents, at beginning of period	1	952	2,309	—	3,262

Unrestricted cash and cash equivalents, at end of period	$4	$7,566	$2,139	$—	$9,709

Condensed Consolidating Statement of Cash Flows
(Unaudited and Amounts in Thousands)

	For the Six Months Ended June 30, 2008
	Issuer		Non-
	(Spheris)	Guarantors	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(2)	$(1,505)	$109	$—	$(1,398)

Net cash (used in) provided by operating activities	(2)	(1,505)	109	—	(1,398)

Cash flows from investing activities:
Purchases of property and equipment	—	(3,101)	(159)	—	(3,260)
Purchase and development of internal-use software	—	(524)	—	—	(524)

Net cash used in investing activities	—	(3,625)	(159)	—	(3,784)

Cash flows from financing activities:
Proceeds from debt	—	5,000	—	—	5,000
Payments on debt and lease obligations	—	(33)	—	—	(33)

Net cash provided by financing activities	—	4,967	—	—	4,967

Effect of foreign exchange rate changes	—	—	107	—	107

Net (decrease) increase in unrestricted cash and cash equivalents	(2)	(163)	57	—	(108)
Unrestricted cash and cash equivalents, at beginning of period	5	4,967	2,223	—	7,195

Unrestricted cash and cash equivalents, at end of period	$3	$4,804	$2,280	$—	$7,087

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this document. Data for the three and six months ended June 30, 2009 and 2008 has been derived from our unaudited condensed consolidated financial statements.
FORWARD LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, those statements including the words “expects”, “intends”, “believes”, “may”, “will”, “should”, “continue” and similar language or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the following in addition to those discussed elsewhere in this Quarterly Report:
•	the effect our substantial indebtedness has on our ability to raise additional capital to fund our business, to react to changes in the economy or our business and to fulfill our obligations under our indebtedness;
•	our ability to meet financial covenants and other conditions of our senior secured credit facility and indenture governing our senior subordinated notes and our ability to continue to operate our business in the event of a default under our senior secured credit facility and/or our indenture;
•	the effect of interest rate fluctuations on our variable rate debt;
•	restrictions on our operations under our senior secured credit facility and indenture governing our senior subordinated notes;
•	our ability to fulfill our repayment and repurchase obligations under our senior secured credit facility and the indenture governing our senior subordinated notes in the event of a change of control;
•	the negative impact that the recent global economic and financial market crisis has had and may continue to have on our business and results of operations;
•	the negative impact that the current dislocation and instability of the capital markets has had and could continue to have on our business and results of operations;
•	our history of losses and accumulated deficit;
•	our ability to support existing technologies as well as develop and/or integrate new technology into our clinical documentation platforms to improve our production capabilities and expand the breadth of our technology and service offerings;
•	our ability to attract, hire or retain technical and managerial personnel necessary to develop and implement technology and services to our customers;
•	our ability to effectively manage our global production capacity, including our ability to recruit, train and retain qualified medical language specialists (“MLS”) and maintain high standards of quality service in our operations;
•	our ability to maintain our competitive position against current and future competitors, including our ability to maintain our current business and gain new business with acceptable operating margins, as well as on-going price pressures related to our technology and services and the healthcare markets in general;
•	the reluctance of potential customers to outsource or change providers of their clinical documentation technology and services and its impact on our ability to attract new customers and increase revenues;
•	financial and operational risks inherent in our global operations, including foreign currency exchange rate fluctuations and transfer pricing laws between the United States and India;
•	the effect on our business if we incur additional debt and assume contingent liabilities and expenses in connection with future acquisitions or if we cannot effectively integrate newly acquired operations;
•	our ability to adequately protect our intellectual property rights, including our proprietary technology and the intellectual property we license from third parties;
•	our ability to comply with extensive laws and government regulations applicable to us and our customers and our contractual obligations, including those relating to the Health Insurance Portability and Accountability Act (“HIPAA”), and industry scrutiny of billing practices relating to the counting of transcription lines that has been the subject of controversy in the clinical documentation industry;
•	proposed legislation and possible negative publicity limiting the use of our global service capabilities;
•	the inability of our intangible assets, which have significant carrying values, to generate the returns we expect; and
•	the effect on our business, including potential operational limitations and conflicts of interest, caused by Warburg Pincus LLC’s control of us and the right of our Parent Investors and CHS to designate certain members of our board of directors and make decisions concerning our business and operations.

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
OVERVIEW
We are a leading global provider of clinical documentation technology and services to health systems, hospitals and group medical practices throughout the United States, with significant scale in a highly fragmented clinical documentation marketplace. As of June 30, 2009, we employed approximately 4,400 skilled MLS in the U.S. and India. Approximately 2,000 of these MLS work out of our three facilities in India, making us one of the largest global providers of clinical documentation technology and services in the industry. We provide quality, value-added clinical documentation technology and service solutions with flexible dictation options for our physician clients, flexible data review options for hospital administrators and well managed work flow and protocols through our proprietary MLS workstation software and integrated clinical documentation platforms.
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
We conduct our operations through Spheris Operations LLC and its subsidiaries — Spheris Leasing LLC, which historically was used to facilitate our equipment procurement; Spheris Canada Inc., which was formed to facilitate our Canadian operations; SIPL, which was formed to conduct our Indian operations; and Vianeta, which was acquired in March 2006.
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
Direct Costs of Revenues. Direct costs of revenues consist primarily of salaries of, and employee benefits for, MLS and the functions that support our clinical documentation technology and services, including: (i) MLS managers and personnel involved with helpdesk services, (ii) certain technology licensing costs, (iii) new customer implementation, (iv) MLS recruiting, (v) training, (vi) account services, (vii) telecommunications support and (viii) other applications support. Other direct costs include telecommunication costs and other production-related operating expenses, including: (i) MLS recruitment advertising, (ii) maintenance and support for hardware and software, (iii) travel for support personnel, (iv) bad debt expense, (v) professional fees, (vi) shipping and (vii) supplies. Additionally, direct costs of revenues include the costs of the development of software products. Direct costs of revenues do not include depreciation and amortization, which are discussed below.
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
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Net Revenues. Net revenues were $40.0 million for the quarter ended June 30, 2009 as compared to $47.1 million for the quarter ended June 30, 2008. The decrease in net revenues during the second quarter of 2009 as compared to the prior year period was due primarily to the $5.2 million impact of net lost business and $2.3 million impact of lower average contract pricing.
Direct Costs of Revenues. Direct costs of revenues were $27.5 million, or 68.8% of net revenues, for the quarter ended June 30, 2009 as compared to $34.6 million, or 73.5% of net revenues, for the quarter ended June 30, 2008. The decrease in direct costs of revenues during the second quarter of 2009 as compared to the prior year period was due largely to lower volumes as well as $3.5 million of production savings from the increased utilization of the Company’s global production workforce and speech recognition technologies in addition to $0.8 million of savings from our restructuring efforts.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.3 million, or 15.8% of net revenues, for the quarter ended June 30, 2009 as compared to $6.0 million, or 12.7% of net revenues, for the quarter ended June 30, 2008. The increase in selling, general and administrative expenses during the second quarter of 2009 as compared to the prior year period was primarily due to $0.4 million of patent infringement defense costs.
Depreciation and Amortization. Depreciation and amortization was $1.8 million, or 4.5% of net revenues, for the quarter ended June 30, 2009 as compared to $5.9 million, or 12.5% of net revenues, for the quarter ended June 30, 2008. The decrease in depreciation and amortization expense during the second quarter of 2009 as compared to the prior year period resulted from acquired customer contracts becoming fully amortized at the end of 2008.

Interest Expense. Interest expense was $4.4 million, or 11.0% of net revenues, for the quarter ended June 30, 2009 as compared to $4.8 million, or 10.2% of net revenues, for the quarter ended June 30, 2008. The decrease in interest expense during the second quarter of 2009 as compared to the prior year period was due to lower current-year interest rates on amounts outstanding under our variable interest senior secured credit facility agreement (the “2007 Senior Credit Facility”).
Income Taxes. We recognized $0.3 million of income tax expense during the quarter ended June 30, 2009 as compared to a $1.6 million income tax benefit for the quarter ended June 30, 2008. The change in the total effective tax rate as compared to the prior year period resulted primarily from the timing of the deduction for transaction related expenses and changes in valuation allowance amounts on the Company’s net deferred tax assets.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Net Revenues. Net revenues were $81.8 million for the six months ended June 30, 2009 as compared to $96.3 million for the six months ended June 30, 2008. The decrease in net revenues during the first six months of 2009 as compared to the prior year period was due primarily to the $11.9 million impact of net lost business and $3.7 million impact of lower average contract pricing.
Direct Costs of Revenues. Direct costs of revenues were $56.0 million, or 68.5% of net revenues, for the six months ended June 30, 2009 as compared to $71.0 million, or 73.7% of net revenues, for the six months ended June 30, 2008. The decrease in direct costs of revenues during the first six months of 2009 as compared to the prior year period was due largely to lower volumes as well as $7.1 million of production savings from the increased utilization of the Company’s global production workforce and speech recognition technologies in addition to $1.2 million of savings from our restructuring efforts.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.6 million, or 15.4% of net revenues, for the six months ended June 30, 2009 as compared to $13.7 million, or 14.2% of net revenues, for the six months ended June 30, 2008. The decrease in selling, general and administrative expenses during the first six months of 2009 as compared to the prior year period was primarily due to $1.3 million of expenses recognized in the first quarter of 2008 relating to a transaction that was not consummated, as well as $0.8 million of overhead cost savings during the first six months of 2009 from our restructuring efforts, as offset by $0.8 million of patent infringement defense costs.
Depreciation and Amortization. Depreciation and amortization was $3.5 million, or 4.3% of net revenues, for the six months ended June 30, 2009 as compared to $11.9 million, or 12.4% of net revenues, for the six months ended June 30, 2008. The decrease in depreciation and amortization expense during the first six months of 2009 as compared to the prior year period resulted from acquired customer contracts becoming fully amortized at the end of 2008.
Restructuring Charges. As part of our restructuring plan, we recognized $0.7 million of charges during the first six months of 2009.
Interest Expense. Interest expense was $8.7 million, or 10.6% of net revenues, for the six months ended June 30, 2009 as compared to $9.7 million, or 10.1% of net revenues, for the six months ended June 30, 2008. The decrease in interest expense during the first six months of 2009 as compared to the prior year period was due to lower current-year interest rates on amounts outstanding under our 2007 Senior Credit Facility.
Income Taxes. We recognized $0.7 million of income tax expense during the six months ended June 30, 2009 as compared to a $3.8 million income tax benefit for the six months ended June 30, 2008. The change in the total effective tax rate during the first six months of 2009 as compared to the prior year period resulted primarily from the timing of the deduction for transaction related expenses and changes in valuation allowance amounts on the Company’s net deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and borrowings under our revolving credit facility. We had total unrestricted cash and cash equivalents and net working capital of $9.7 million and $22.2 million, respectively, as of June 30, 2009 as compared to total unrestricted cash and cash equivalents and net working capital of $3.3 million and $19.4 million, respectively, as of December 31, 2008.
Cash Flows from Operating Activities
We generated cash from operating activities of $9.4 million during the six months ended June 30, 2009 as compared to cash used in operating activities of $1.4 million during the same period in 2008. The increase in cash generated from operating activities was primarily attributable to the period over period change in operating performance in addition to changes in working capital items as follows: (a) changes in accrued wages and benefits resulting from the timing of bi-weekly payrolls as well as the payment of annual bonuses in the first quarter of 2008 while none were paid during 2009, and (b) improved collections of accounts receivable.

Cash Flows from Investing Activities
Capital expenditures were $2.9 million, or 3.5% of net revenues, during the six months ended June 30, 2009 as compared to capital expenditures of $3.8 million, or 3.9% of net revenues, during the six months ended June 30, 2008. Current year capital spending related primarily to technology and infrastructure improvements to support our systems and services. We expect capital expenditures of $6.0 million to $8.0 million during 2009 for further technology improvements and upgrades to support our systems and services.
Cash Flows from Financing Activities
During the six months ended June 30, 2009, we have drawn $2.5 million of net proceeds under our revolving credit facility. We also made $0.5 million in payments related to excess cash flow calculations pursuant to our 2007 Senior Credit Facility requirements, reducing the outstanding term loan balance to $69.5 million.
Credit Facilities and Debt
2007 Senior Credit Facility
The 2007 Senior Credit Facility consists of a term loan in the amount of $69.5 million and a revolving credit facility in an aggregate principal amount not to exceed $25.0 million at any time outstanding. The revolving loans and the term loan bear interest at LIBOR plus an applicable margin or a reference bank’s rate plus an applicable margin, at our option. Under the revolving credit facility, we may borrow up to the lesser of $25.0 million or a loan limiter amount, as defined in the 2007 Senior Credit Facility, less amounts outstanding under letters of credit. As of June 30, 2009, we had $5.7 million outstanding under the revolver portion of the 2007 Senior Credit Facility. As a result, our total remaining capacity for borrowings under the 2007 Senior Credit Facility was $19.3 million as of June 30, 2009. Capacity for borrowings may be limited in the future based on financial covenants described in the 2007 Senior Credit Facility.
The 2007 Senior Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The 2007 Senior Credit Facility also contains customary events of default, including breach of financial covenants, the occurrence of which could allow the collateral agent to declare any outstanding amounts to be immediately due and payable. The financial covenants contained in the 2007 Senior Credit Facility include (a) a maximum leverage test, (b) a minimum fixed charge coverage test and (c) a minimum earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined under the 2007 Senior Credit Facility) requirement, among others. These financial covenants become more restrictive over time. Based on current operating results, we believe covenant (c) will be the most challenging covenant to meet in future periods. Minimum Consolidated EBITDA required under covenant (c) is $30.0 million for the year ended December 31, 2009. For the six months ended June 30, 2009, we generated $14.1 million of Consolidated EBITDA. As a result, our operating results must improve during the second half of 2009 in order to achieve at least $15.9 million of Consolidated EBITDA and remain in compliance with this covenant.
Senior Subordinated Notes
Our $125.0 million of 11.0% senior subordinated notes (the “Senior Subordinated Notes”) mature on December 15, 2012. Interest is payable semi-annually on the Senior Subordinated Notes, and all principal is due on maturity in 2012. We determine the fair value of the Senior Subordinated Notes through quoted prices in active markets. As a result, we have determined that our valuation of the Senior Subordinated Notes is classified as Level 1 in the fair value hierarchy. The Senior Subordinated Notes had a quoted market value of $50.0 million and $37.5 million at June 30, 2009 and December 31, 2008, respectively, as compared to a carrying value of $123.4 million and $123.2 million at June 30, 2009 and December 31, 2008, respectively.
The Senior Subordinated Notes contain certain restrictive covenants that place limitations on our incurrence of additional debt, payment of dividends and other items as specified in the indenture governing the Senior Subordinated Notes. Default under, and acceleration of amounts due on, our obligations under the 2007 Senior Credit Facility would create an event of default under the Senior Subordinated Notes, which would cause the Senior Subordinated Notes to become due and payable immediately upon notice by the holders. The Senior Subordinated Notes are redeemable at our option subject to certain prepayment penalties and restrictions as set forth in the indenture governing the Senior Subordinated Notes.

Capital Resources
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
Future drawings under the 2007 Senior Credit Facility will be available only if, among other things, we are in compliance with the financial covenants and other conditions required under the 2007 Senior Credit Facility. The 2007 Senior Credit Facility contains provisions that allow us to utilize equity cures in the event of default. These cures may not be utilized more than twice in any calendar year, may not exceed $5.0 million per occasion, and we must have at least $7.5 million in availability following the cure. We have commitments to fund cures, if needed, related to covenant requirements for the 2009 fiscal year. Our ability to meet those covenants and conditions will depend on our results of operations. We believe we were in compliance with the financial covenants in the 2007 Senior Credit Facility as of June 30, 2009. There can be no assurance that we will remain in compliance with the financial covenants for future periods or that, if we fail to comply with any of our covenants, we will be able to obtain waivers or amendments that will allow us to operate our business in accordance with our plans.
The credit markets have become more volatile and the availability of funds has become more limited as a result of adverse economic conditions that have caused the failure and near failure of a number of large financial services companies. If the borrowings under the 2007 Senior Credit Facility are limited or otherwise insufficient, we may need to raise additional capital to maintain or grow our business. If the capital markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital markets, debt or equity, may be limited by these or other factors at a time when we would like, or need, to access such markets, which could have an impact on our ability to refinance debt and/or react to changing economic and business conditions. Our inability to maintain covenant compliance, effect an equity cure under the 2007 Senior Credit Facility or obtain waivers or amendments if necessary, or to obtain additional capital market funding, could materially adversely affect our operations, and would have a material impact on carrying values and classification of the Company’s recorded assets and liabilities.
OFF-BALANCE SHEET ARRANGEMENTS
None.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
SFAS No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities, except those that are measured at fair value in the financial statements on a nonrecurring basis. Effective January 1, 2008, we adopted the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis. Effective January 1, 2009, we adopted, without material impact on our condensed consolidated financial statements, the provisions of SFAS No. 157 related to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include the following items: nonfinancial assets and liabilities measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment testing, nonfinancial long-lived assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and nonfinancial assets and liabilities initially measured at fair value pursuant to business combinations.

SFAS No. 141(R) and FSP FAS 141(R)-1. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the current purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting, as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS No. 141(R) provides guidance for recognizing and measuring the goodwill acquired in a business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”. SFAS No. 141(R) and FSP FAS 141(R)-1 became effective for us beginning January 1, 2009, and apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.
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
FSP FAS 107-1 and APB 28-1. In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) and APB Opinion No. 28, “Interim Financial Reporting” (“Opinion No. 28”). FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies, as defined by Opinion No. 28, and requires disclosures at interim reporting periods to provide qualitative and quantitative information about such financial instruments. FSP FAS 107-1 and APB 28-1 became effective for us during the interim period ended June 30, 2009.
SFAS No. 165. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events occurring subsequent to the balance sheet date but before financial statements are issued or are available to be issued. Additionally, SFAS No. 165 requires entities to disclose the date through which it has evaluated subsequent events and the basis for determining that date. Given that we are required by our indenture governing the Senior Subordinated Notes to file our financial statements with the SEC, we must evaluate subsequent events through the date that our financial statements are issued. SFAS No. 165 became effective for us during the interim period ended June 30, 2009.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
SFAS No. 168. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have not yet fully evaluated the impact that the implementation of SFAS No. 168 will have on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The variable interest rates under the 2007 Senior Credit Facility expose us to market risk from changes in interest rates. We manage this risk by managing the time span of the interest periods elected under this facility. Assuming a 10% increase in interest rates applicable to the variable portion of our debt, we would have incurred $0.1 million in additional interest expense during each of the three and six months ended June 30, 2009.
In addition, we have entered into certain interest rate management agreements to reduce our exposure to fluctuations in interest rates under the 2007 Senior Credit Facility. An event of default under the 2007 Senior Credit Facility would create an event of default under these interest rate management agreements, which may cause amounts due under these agreements to become immediately due and payable. Our accounting for these derivative financial instruments did not meet the hedge accounting criteria under SFAS No. 133 and related interpretations. Accordingly, changes in fair value were included as a component of other (income) expense in our condensed consolidated statements of operations. We recognized $0.2 million and $0.4 million of other income during the three and six months ended June 30, 2009, respectively, as compared to $0.9 million of other income and $0.2 million of other expense during the three and six months ended June 30, 2008, respectively, related to changes in fair value for these interest derivatives.
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
Although we have determined that the majority of the inputs used to value our interest derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by our counterparties. However, as of June 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our interest derivatives. As a result, we have determined that our valuations for the interest derivatives in their entirety are classified in Level 2 of the fair value hierarchy. The interest derivatives were recorded at a fair value of $2.1 million and $2.5 million as of June 30, 2009 and December 31, 2008, respectively, as a component of other current liabilities and other long-term liabilities in our condensed consolidated balance sheets.
We are exposed to market risk with respect to our cash and cash equivalent balances. As of June 30, 2009, we had cash and cash equivalents of $11.0 million. Assuming a 10% decrease in interest rates available on invested cash balances, interest income would have decreased by $6,000 and $7,000 during the three and six months ended June 30, 2009, respectively. We had $3.1 million in cash accounts in India in U.S. dollar equivalents as of June 30, 2009, which was included in consolidated cash balances.
Payments to SIPL are denominated in U.S. dollars. In order to hedge against fluctuations in exchange rates, SIPL maintains a portfolio of forward currency exchange contracts, which are transacted with a single counterparty. Our accounting for these derivative financial instruments did not meet the hedge accounting criteria under SFAS No. 133 and related interpretations. Changes in fair value were included as a component of other (income) expense in our condensed consolidated statements of operations. We recognized $0.6 million and $0.9 million of other income during the three and six months ended June 30, 2009, respectively, as compared to $0.2 million and $0.4 million of other expense during the three and six months ended June 30, 2008, respectively, related to changes in fair value of these derivatives.
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
Although we have determined that the majority of the inputs used to value our foreign currency exchange contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by our counterparties. However, as of June 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, we have determined that our valuations for the foreign currency exchange contracts in their entirety are classified in Level 2 of the fair value hierarchy. The derivatives were recorded at a fair value of $0.1 million and $1.0 million as of June 30, 2009 and December 31, 2008, respectively, as a component of other current liabilities.

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
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SPHERIS INC.
Date: August 7, 2009	By:	/s/ Daniel J. Kohl
Daniel J. Kohl
President and Chief Executive Officer

	By:	/s/ Brian P. Callahan
Brian P. Callahan
Chief Financial Officer